Form 10-Q
period 2021-05-31
Cyber App Solutions Corp.
filed 2021-07-22
CIK 1851048

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-254676

CYBER APP SOLUTIONS CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization) 98-1585090 IRS Employer Identification Number 7371 Primary Standard Industrial Classification Code Number

485-3, Apt. 201 Yeonsu-dong

Yeonsu-gu, Incheon, South Korea 21912

Tel. (725) 231-1001

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 21, 2021

Common Stock, $0.001	3,000,000

CYBER APP SOLUTIONS CORP.

2 | Page

PART I. FINANCIAL INFORMATION

CYBER APP SOLUTIONS CORP. BALANCE SHEETS

	MAY 31, 2021 Unaudited	FEBRUARY 28, 2021 Audited
ASSETS
Current Assets
Cash and cash equivalents	$3,941	$-
Total current assets	3,941	-
Fixed assets, net	4,690	-
TOTAL ASSETS	$8,631	$-

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accounts payable	-	2,500
Advances from related party	$6,087	$856
Total current liabilities	6,087	3,356
Total Liabilities	6,087	3,356

Commitments and contingencies

Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000	3,000
Common stock subscribed, 3,000,000 shares	-	(3,000)
Additional paid-in-capital	-	-
Accumulated deficit	(456)	(3,356)
Total Stockholder’s Equity (Deficit)	2,544	(3,356)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$8,631	$-

The accompanying notes are an integral part of these financial statements.

3 | Page

CYBER APP SOLUTIONS CORP.

STATEMENT OF OPERATIONS

(Unaudited)

Three Months ended May 31, 2021
Revenue	$5,000

OPERATING EXPENSES
General and administrative expenses	2,100
Total operating expenses	2,100
Income before provision for income taxes	2,900

Provision for income taxes	-

Net income	$2,900

Income per common share: Basic and Diluted	$0.001

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

CYBER APP SOLUTIONS CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

THREE MONTHS ENDED MAY 31, 2021

(Unaudited)

	Common Stock		Common Stock	Additional Paid-In-	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance as of February 28, 2021	3,000,000	$3,000	$(3,000)	$-	$(3,356)	$(3,356)
Net income	-	-	-	-	2,900	$2,900
Proceeds received from common stock subscribed	-	-	3,000	-	-	3,000
Balance as of May 31, 2021	3,000,000	$3,000	$-	-	$(456)	$2,544

The accompanying notes are an integral part of these financial statements.

5 | Page

CYBER APP SOLUTIONS CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

Three Months ended May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,900
Changes in operating assets and liabilities:
Accounts payable	(2,500)
Net cash provided by operating activities	400

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	$(4,690)
Net cash used in investing activities	(4,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	5,231
Proceeds from Common stock	3,000
Net cash provided by financing activities	8,231
Change in cash and equivalents	3,941
Cash and equivalents at beginning of the period	-
Cash and equivalents at end of the period	$3,941

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-
Taxes	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

CYBER APP SOLUTIONS CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED MAY 31, 2021

NOTE 1 – ORGANIZATION AND BUSINESS

CYBER APP SOLUTIONS CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 19, 2021. Cyber App Solutions Corp. is in the mobile application development businesses. The Company has adopted a February 28 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2021 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 19, 2021) to May 31, 2021 of $456. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with GAAP.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Fixed assets

Fixed assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, if any. The cost comprises purchase price, borrowing costs, if capitalization criteria are met and directly attributable cost of bringing the asset to its working condition for the intended use. Any subsidy/reimbursement/contribution received for installation and acquisition of any fixed assets is shown as deduction in the year of receipt. Capital work- in progress is stated at cost.

Subsequent expenditure related to an item of fixed assets is added to its book value only if it increases the future benefits from the existing asset beyond its previously assessed standard of performance. All other expenses on existing fixed assets, including day-to-day repairs and maintenance expenditure and cost of replacing parts, are charged to the Statement of Profit and Loss for the period during which such expenses are incurred.

7 | Page

Gains or losses arising from de-recognition of fixed assets are measured as the difference between the net disposal proceeds and the carrying amount of the assets derecognized.

Stock Subscription Receivable

The Company records stock issuances at the effective date. If the subscription is not funded upon issuance, the Company records a stock subscription receivable as an asset on a balance sheet. When stock subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under ASC 505-10-45-2, the stock subscription receivable is reclassified as a contra account to stockholder’s equity (deficit) on the balance sheet.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2021.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include accounts payable and advances from related party. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Income Taxes

Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue from services. Services are provided when final software applications and source codes are delivered

Revenue is recognized when the following criteria are met:

-	Identification of the contract, or contracts, with customer;
-	Identification of the performance obligations in the contract;
-	Determination of the transaction price;
-	Allocation of the transaction price to the performance obligations in the contract; and
-	Recognition of revenue when, or as, we satisfy performance obligation.

8 | Page

Earnings per Share

The Company adheres to the provision of ASC 260, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net income per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Risks and Uncertainties

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States and Dominican Republic. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company.

NOTE 4 – FIXED ASSETS, NET

Fixed assets at May 31, 2021, are summarized as follows:

	Estimated Useful Life (In years)	Three Months ended May 31, 2021
Computer	3	$690
Website	3	3,000
Software Application	3	1,000
		4,690
Less: Accumulated depreciation		-
		4,690

There were no depreciation expenses for the three months period ended May 31, 2021.

9 | Page

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since February 19, 2021 (Inception) through May 31, 2021, the Company’s sole officer and director loaned the Company $6,087 to pay for general and administrative costs. As of May 31, 2021, the amount outstanding was $6,087. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

As of the date of this Quarterly Report, we do not have any material commitments. As of May 31, 2021, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2021 to the date the financial statements were issued and has determined that there are no items to disclose.

10 | Page

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF OUR BUSINESS

Cyber App Solutions Corp. was incorporated in Nevada on February 19, 2021. We are development stage company and intend to commence operations in the mobile application development businesses.

We plan to develop, publish, and sell mobile applications on the iOS and Google Play platforms. The Company also plans to maintain a portfolio of its own products and track the user download statistics. Cyber App Solutions Corp. intends to generate revenues from the Apps development for third parties as well as the sale of branded advertisements and via consumer transactions, including in-app purchases in its own applications.

RESULTS OF OPERATION

As of May 31, 2021, we had deficit of $456. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended May 31, 2021

Revenue

During the three month period ended May 31, 2021, the Company generated $5,000 in revenue.

Operating Expenses

During the three month period ended May 31, 2021, we incurred total expenses and professional fees of $2,100. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income

Our net income for the three month period ended May 31, 2021 was $2,900.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2021 our total assets were $8,631 compared to $-0- in total assets at February 28, 2021. As at May 31, 2021, our current liabilities were $6,087 compared to $3,356 as of February 28, 2021.

Stockholder’s equity was $2,544 as of May 31, 2021 compared to stockholder’s deficit of $3,356 as of February 28, 2021.

11 | Page

Cash Flows from Operating Activities

For the three-month period ended May 31, 2021, net cash flows provided by operating activities was $400, consisting of net income of $2,900 and decrease in accounts payable of $2,500.

Cash Flows from Investing Activities

Cash flows used in investing activities during the three-month period ended May 31, 2021 were $4,690. During three-month period ended May 31, 2021, the Company purchased fixed assets.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three-month period ended May 31, 2021 were $8,231, consisting of loan from shareholder of $5,231 and proceeds from issuance of common shares of $3,000.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our February 28, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

12 | Page

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

13 | Page

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three-month period ended May 31, 2021.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended May 31, 2021.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

Item 5. OTHER INFORMATION

None.

14 | Page

Item 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Document
101.	LAB XBRL Taxonomy Extension Label Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

15 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER APP SOLUTIONS CORP.

Dated: July 21, 2021	By:	/s/ Evgenii Pak
Evgenii Pak President and Chief Executive Officer and Chief Financial Officer

16 | Page