Form 10-Q
period 2021-08-31
Cyber App Solutions Corp.
filed 2021-10-15
CIK 1851048

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 14, 2021

Common Stock, $0.001	4,010,000

2 | Page

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

CYBER APP SOLUTIONS CORP. BALANCE SHEETS

	AUGUST 31, 2021	FEBRUARY 28, 2021
	Unaudited	Audited
ASSETS
Current Assets
Cash and cash equivalents	$32,379	$-
Total current assets	32,379	-
Fixed assets, net	6,612	-
TOTAL ASSETS	$38,991	$-

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$-	$2,500
Advances from related party	6,087	856
Total current liabilities	6,087	3,356
Total Liabilities	6,087	3,356

Commitments and contingencies (Note 6)

Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 4,010,000 and 3,000,000 shares issued and outstanding as of August 31 and February 28, 2021, respectively	4,010	3,000
Common stock subscribed, 3,000,000 shares	-	(3,000)
Additional paid-in-capital	29,290	-
Accumulated deficit	(396)	(3,356)
Total Stockholder’s Equity (Deficit)	32,904	(3,356)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$38,991	$-

The accompanying notes are an integral part of these unaudited financial statements.

3 | Page

CYBER APP SOLUTIONS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended August 31, 2021	Six Months ended August 31, 2021
Revenue	$3,500	$8,500

OPERATING EXPENSES
Professional fees	2,500	4,050
General and administrative expenses	939	1,490
Total operating expenses	3,439	5,540
Income before income taxes	61	2,960

Provision for income taxes	-	-

Net income	$61	$2,960

Income per common share: Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,323,043	3,161,521

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

CYBER APP SOLUTIONS CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

SIX MONTHS ENDED AUGUST 31, 2021

(Unaudited)

	Common Stock		Common Stock	Additional Paid-In-	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance as of February 28, 2021	3,000,000	$3,000	$(3,000)	$-	$(3,356)	$(3,356)
Common stock issued	1,010,000	1,010	3,000	29,290	-	33,300
Net income	-	-	-	-	2,960	2,960
Balance as of August 31, 2021	4,010,000	$4,010	$-	$29,290	$(396)	$32,904

CYBER APP SOLUTIONS CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

THREE MONTHS ENDED AUGUST 31, 2021

(Unaudited)

	Common Stock		Common Stock	Additional Paid-In-	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance as of May 31, 2021	3,000,000	$3,000	$0	-	$(457)	$2,543
Common stock issued	1,010,000	1,010	-	29,290	-	30,300
Net income	-	-	-	-	61	61
Balance as of August 31, 2021	4,010,000	$4,010	$0	$29,290	$(396)	$32,904

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

CYBER APP SOLUTIONS CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

Six Months ended August 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,960
Adjustments to reconcile net income to net cash from operating activities:
Depreciation expense	308
Changes in operating assets and liabilities:
Accounts payable	(2,500)
Net cash provided by operating activities	768

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(6,920)
Net cash used in investing activities	(6,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	5,231
Proceeds from Common stock	33,300
Net cash provided by financing activities	38,531
Change in cash and equivalents	32,379
Cash and equivalents at beginning of the period	-
Cash and equivalents at end of the period	$32,379

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-
Taxes	$-

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

CYBER APP SOLUTIONS CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED AUGUST 31, 2021

NOTE 1 – ORGANIZATION AND BUSINESS

CYBER APP SOLUTIONS CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 19, 2021. Cyber App Solutions Corp. is in the mobile application development businesses. The Company has adopted a February 28 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2021 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 19, 2021) to August 31, 2021 of $396. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Fixed assets

Fixed assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, if any. The cost comprises purchase price, borrowing costs, if capitalization criteria are met and directly attributable cost of bringing the asset to its working condition for the intended use. Any subsidy/reimbursement/contribution received for installation and acquisition of any fixed assets is shown as a deduction in the year of receipt. Capital work- in progress is stated at cost.

Subsequent expenditure related to an item of fixed assets is added to its book value only if it increases the future benefits from the existing asset beyond its previously assessed standard of performance. All other expenses on existing fixed assets, including day-to-day repairs and maintenance expenditure and cost of replacing parts, are charged to the statements of operation for the period during which such expenses are incurred.

Gains or losses arising from de-recognition of fixed assets are measured as the difference between the net disposal proceeds and the carrying amount of the assets derecognized.

7 | Page

Stock Subscription Receivable

The Company records stock issuances at the effective date. If the subscription is not funded upon issuance, the Company records a stock subscription receivable as an asset on a balance sheet. When stock subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under Accounting Standard Codification (“ASC”) 505-10-45-2, the stock subscription receivable is reclassified as a contra account to stockholder’s equity (deficit) on the balance sheet.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2021.

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

Revenue is recognized when the following criteria are met:

-	Identification of the contract, or contracts, with customer;
-	Identification of the performance obligations in the contract;
-	Determination of the transaction price;
-	Allocation of the transaction price to the performance obligations in the contract; and
-	Recognition of revenue when, or as, the performance obligation is satisfied.

The Company’s main revenue stream is from product sales and has no performance obligations for which they serve as agent.  The performance obligation associated with a typical product sale will be satisfied upon delivery to customers, and the revenue will be recognized at that time.  Payments are due on demand and the Company does not offer any warranty on its products.

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

NOTE 4 – FIXED ASSETS, NET

Fixed assets at August 31, 2021, are summarized as follows:

	Estimated Useful Life (In years)
Software Application	3	$3,000
Website	3	3,000
Computer	3	690
		6,920
Less: Accumulated depreciation		(308)
		$6,612

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

Since February 19, 2021 (Inception) through August 31, 2021, the Company’s sole officer and director loaned the Company $6,087 to pay for general and administrative costs. As of August 31 and February 28, 2021, the amount outstanding was $6,087 and $856, respectively. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

As of the date of this Quarterly Report, the Company does not have any material commitments. As of August 31, 2021, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2021 to the date the financial statements were issued and has determined that there are no items to disclose.

9 | Page

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF OUR BUSINESS

Cyber App Solutions Corp. was incorporated in Nevada on February 19, 2021. We are a development stage company and intend to commence operations in the mobile application development businesses.

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

RESULTS OF OPERATION

As of August 31, 2021, we had an accumulated deficit of $396. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended August 31, 2021

Revenue

During the three month period ended August 31, 2021, the Company generated $3,500 in revenue.

Operating Expenses

During the three month period ended August 31, 2021, we incurred total expenses and professional fees of $3,439. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income

Our net income for the three month period ended August 31, 2021 was $61.

10 | Page

Six Month Period Ended August 31, 2021

Revenue

During the six month period ended August 31, 2021, the Company generated $8,500 in revenue.

Operating Expenses

During the six month period ended August 31, 2021, we incurred total expenses and professional fees of $5,540. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income

Our net income for the six month period ended August 31, 2021 was $2,960.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2021 our total assets were $38,991 compared to $-0- in total assets at February 28, 2021. As at August 31, 2021, our current liabilities were $6,087 compared to $3,356 as of February 28, 2021.

Stockholder’s equity was $32,904 as of August 31, 2021 compared to stockholder’s deficit of $3,356 as of February 28, 2021.

Cash Flows from Operating Activities

For the six month period ended August 31, 2021, net cash flows provided by operating activities was $768, consisting of net income of $2,960, depreciation expenses of $308 and a decrease in accounts payable of $2,500.

Cash Flows from Investing Activities

Cash flows used in investing activities during the six-month period ended August 31, 2021 were $6,920. During the six month period ended August 31, 2021, the Company purchased fixed assets.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six month period ended August 31, 2021 were $38,531, consisting of loans from the shareholder of $5,231 and proceeds from issuance of common shares of $33,300.

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

11 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our February 28, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

12 | Page

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended August 31, 2021.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended August 31, 2021.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

Item 5. OTHER INFORMATION

None.

13 | Page

Item 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

14 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER APP SOLUTIONS CORP.

Dated: October 14, 2021	By:	/s/ Evgenii Pak
Evgenii Pak,
President and Chief Executive Officer and Chief Financial Officer

15 | Page