Form 10-Q
period 2021-11-30
Cyber App Solutions Corp.
filed 2021-12-27
CIK 1851048

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☐

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 23, 2021
Common Stock, $0.001	4,010,000

  CYBER APP SOLUTIONS CORP.

2 | Page

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

CYBER APP SOLUTIONS CORP.

 BALANCE SHEETS

	NOVEMBER 30, 2021	FEBRUARY 28, 2021
ASSETS	Unaudited	Audited
Current Assets
Cash and cash equivalents	$28,951	$-
Total current assets	28,951	-
Fixed assets, net	6,036	-
TOTAL ASSETS	$34,987	$-

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$-	$2,500
Advances from related party	10,587	856
Total current liabilities	10,587	3,356
Total Liabilities	10,587	3,356

Commitments and contingencies (Note 6)

Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;4,010,000 and 3,000,000 shares issued and outstanding as of November 30 and February 28, 2021, respectively	4,010	3,000
Common stock subscribed, 3,000,000 shares	-	(3,000)
Additional paid-in-capital	29,290	-
Accumulated deficit	(8,900)	(3,356)

Total Stockholder’s Equity (Deficit)	24,400	(3,356)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$34,987	$-

The accompanying notes are an integral part of these unaudited financial statements.

3 | Page

CYBER APP SOLUTIONS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended November 30, 2021	Nine Months ended November 30, 2021

Revenue	$600	$9,100

OPERATING EXPENSES
Professional fees	7,000	11,050
General and administrative expenses	2,104	3,594
Total operating expenses	9,104	14,644
Income (Loss) before income taxes	(8,504)	(5,544)

Provision for income taxes	-	-

Net (loss)	$(8,504)	$(5,544)

Income (loss) per common share: Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	4,010,000	3,442,290

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

CYBER APP SOLUTIONS CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

NINE MONTHS ENDED NOVEMBER 30, 2021

(Unaudited)

	Common Stock		Common Stock	Additional Paid-In-	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance as of February 28, 2021	3,000,000	$3,000	$(3,000)	$-	$(3,356)	$(3,356)
Common stock issued for cash	1,010,000	1,010	3,000	29,290	-	33,300
Net loss	-	-	-	-	(5,544)	(5,544)
Balance as of November 30, 2021	4,010,000	$4,010	$-	$29,290	$(8,900)	$24,400

CYBER APP SOLUTIONS CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

THREE MONTHS ENDED NOVEMBER 30, 2021

(Unaudited)

	Common Stock		Common Stock	Additional Paid-In-	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance as of August 31, 2021	4,010,000	$4,010	$-	$29,290	$(396)	$32,904
Net loss	-	-	-	-	(8,504)	(8,504)
Balance as of November 30, 2021	4,010,000	$4,010	$-	$29,290	$(8,900)	$24,400

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

CYBER APP SOLUTIONS CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

Nine Months ended November 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,544)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation expense	884
Changes in operating assets and liabilities:
Accounts payable	(2,500)
Net cash provided by operating activities	(7,160)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(6,920)
Net cash used in investing activities	(6,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	9,731
Proceeds from Common stock	33,300
Net cash provided by financing activities	43,031
Change in cash and equivalents	28,951
Cash and equivalents at beginning of the period	-
Cash and equivalents at end of the period	$28,951

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-
Taxes	$-

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

CYBER APP SOLUTIONS CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED NOVEMBER 30, 2021

NOTE 1 – ORGANIZATION AND BUSINESS

CYBER APP SOLUTIONS CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 19, 2021. Cyber App Solutions Corp. is in the mobile application development businesses. The Company has adopted a February 28 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2021 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 19, 2021) to November 30, 2021 of $8,900. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Fixed assets

Fixed assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, if any. The cost comprises purchase price, borrowing costs, if capitalization criteria are met and directly attributable to the cost of bringing the asset to its working condition for the intended use. Any subsidy/reimbursement/contribution received for installation and acquisition of any fixed assets is shown as a deduction in the year of receipt. Capital work- in progress is stated at cost.

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

7 | Page

Stock Subscription Receivable

The Company records stock issuances at the effective date. If the subscription is not funded upon issuance, the Company records a stock subscription receivable as an asset on the balance sheet. When stock subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under Accounting Standard Codification (“ASC”) 505-10-45-2, the stock subscription receivable is reclassified as a contra account to stockholder’s equity (deficit) on the balance sheet.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2021.

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

Revenue is recognized when the following criteria are met:

-	Identification of the contract, or contracts, with customer;
-	Identification of the performance obligations in the contract;
-	Determination of the transaction price;
-	Allocation of the transaction price to the performance obligations in the contract; and
-	Recognition of revenue when, or as, the performance obligation is satisfied.
-	The Company’s main revenue stream is from product sales and has no performance obligations for which they serve as agent. The performance obligation associated with a typical product sale will be satisfied upon delivery to customers, and the revenue will be recognized at that time. Payments are due on demand and the Company does not offer any warranty on its products.

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

NOTE 4 – FIXED ASSETS, NET

Fixed assets at November 30, 2021, are summarized as follows:

	Estimated Useful Life (In years)
Software Application	3	$3,230
Website	3	3,000
Computer	3	690
		6,920
Less: Accumulated depreciation		(884)
		$6,036

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

Since February 19, 2021 (Inception) through November 30, 2021, the Company’s sole officer and director loaned the Company $10,587 to pay for general and administrative costs. As of November 30 and February 28, 2021, the amount outstanding was $10,587and $856, respectively. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

As of the date of this Quarterly Report, the Company does not have any material commitments. As of November 30, 2021, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2021 to the date the financial statements were issued and has determined that there are no items to disclose.

9 | Page

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATION

As of November 30, 2021, we had an accumulated deficit of $8,900. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended November 30, 2021

Revenue

During the three month period ended November 30, 2021, the Company generated $600 in revenue.

Operating Expenses

During the three month period ended November 30, 2021, we incurred total expenses and professional fees of $9,104. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three month period ended November 30, 2021 was $8,504.

10 | Page

Nine Month Period Ended November 30, 2021

Revenue

During the nine month period ended November 30, 2021, the Company generated $9,100 in revenue.

Operating Expenses

During the nine month period ended November 30, 2021, we incurred total expenses and professional fees of $14,644. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the nine month period ended November 30, 2021 was $5,544.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2021 our total assets were $34,987 compared to $0 in total assets at February 28, 2021. As at November 30, 2021, our current liabilities were $10,587 compared to $3,356 as of February 28, 2021.

Stockholder’s equity was $24,400 as of November 30, 2021 compared to stockholder’s deficit of $3,356 as of February 28, 2021.

Cash Flows from Operating Activities

For the nine month period ended November 30, 2021, net cash flows provided by operating activities was $7,160, consisting of net loss of $5,544, depreciation expenses of $884 and a decrease in accounts payable of $2,500.

Cash Flows from Investing Activities

Cash flows used in investing activities during the nine-month period ended November 30, 2021 were $6,920. During the nine month period ended November 30, 2021, the Company purchased fixed assets.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine month period ended November 30, 2021 were $43,031, consisting of loans from the shareholder of $9,731 and proceeds from issuance of common shares of $33,300.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended November 30, 2021.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended November 30, 2021.

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

CYBER APP SOLUTIONS CORP.

Dated: December 23, 2021	By:	/s/ Evgenii Pak
Evgenii Pak, President and Chief Executive Officer and Chief Financial Officer

15 | Page