Form 10-K
period 2022-02-28
Cyber App Solutions Corp.
filed 2022-05-27
CIK 1851048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549he

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended FEBRUARY 28, 2022

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-254676

CYBER APP SOLUTIONS CORP.
(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

98-1585090

IRS Employer Identification Number

7371

Primary Standard Industrial Classification Code Number

485-3, Apt. 201 Yeonsu-dong Yeonsu-gu, Incheon, South Korea 21912

Tel. (725) 231-1001

(Address and telephone number of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated Filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 25, 2022, the registrant had 4,010,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 25, 2022.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms “we”, “us”, or “the Company”, mean Cyber App Solutions Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cyber App Solutions Corp. was incorporated in Nevada on February 19, 2021. We are a development stage company and are involved in the mobile application development businesses. Our principal office address is located at 485-3, Apt. 201 Yeonsu-dong Yeonsu-gu, Incheon, South Korea 21912. Our telephone number is (725) 231-1001. We are a development stage company and have earned limited revenue. On January 25, 2021, Cyber App Solutions Corp. filed S-1 Registration Statement which became effected on July 12, 2021.

We develop, publish, and sell mobile applications on the iOS and Google Play platforms. The Company also maintains a portfolio of its own products and track the user download statistics. Cyber App Solutions Corp. generates revenues from the Apps development for third parties as well as the sale of branded advertisements and via consumer transactions, including in-app purchases in its own applications.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

As of May 25, 2022, the 4,010,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S., or GAAP, requires our management to make judgments, assumptions and estimates that affect the amounts of revenue, expenses, income, assets and liabilities, reported in our consolidated financial statements and accompanying notes. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our financial statements. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

RESULTS OF OPERATION

As of February 28, 2022, we had an accumulated deficit of $12,017. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended February 28, 2022compared to the Period from Inception (February 19, 2021) to February 28, 2021

Revenue

During the year ended February 28, 2022 the Company generated $10,300 in revenue compared to $-0- for the period from inception (February 19, 2021) to February 28, 2021.

Operating Expenses

During the year ended February 28, 2022, we incurred total expenses and professional fees of $18,961 compared to $3,356 for the period from inception (February 19, 2021) to February 28, 2021. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net Loss

Our net loss for the year ended February 28, 2022 was $8,661 compared to $3,356 for the period from inception (February 19, 2021) to February 28, 2021. The change in net loss was due to increase in operational expenses.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2022 our total assets were $32,520 compared to $-0- in total assets at February 28, 2021. As at February 28, 2022, our current liabilities were $11,237 compared to $3,356 as of February 28, 2021.

Stockholders’ equity was $21,283 as of February 28, 2022 compared to deficit of $3,356 as of February 28, 2021.

Cash Flows from Operating Activities

For the year ended February 28, 2022, net cash flows used in operating activities was $9,700, consisting of net loss of $8,661, depreciation expense of $1,461 and a decrease in accounts payable of $2,500. For the period from inception (February 19, 2021) to February 28, 2021, net cash flows used in operating activities was $856 consisting entirely of net loss of $3,356 and an increase in accounts payable of $2,500.

Cash Flows from Investing Activities

Cash flows used in investing activities during the year ended February 28, 2022 were $6,920. During the year ended February 28, 2022, the Company purchased fixed assets.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended February 28, 2022 were $43,681, consisting of advances from a related party of $10,381 and proceeds from issuance of common shares of $33,300 compared to $856 for the period from inception (February 19, 2021) to February 28, 2021, consisting entirely of advances from a related party.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of February 28, 2022 and February 28, 2021	F-3
Statements of Operations for the year ended February 28, 2022 and for the period from inception (February 19, 2021) to February 28, 2021	F-4
Statement of Changes in Stockholders’ Equity (Deficit)for the year ended February 28, 2022 and for the period from inception (February 19, 2021) to February 28, 2021	F-5
Statements of Cash Flows for the year ended February 28, 2022 and for the period from inception (February 19, 2021) to February 28, 2021	F-6
Notes to the Financial Statements	F-7-F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cyber App Solutions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cyber App Solutions Corp. (the Company) as of February 28, 2022 and 2021 and the related statements of operations, changes in stockholder’s deficit and cash flows for the year ended February 28, 2022 and the period from inception (February 19, 2021) to February 28, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses and has minimal revenues. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Accell Audit & Compliance, PA

We have served as the Company’s auditor since 2021.

PCAOB Firm ID# 3289

Tampa, Florida

May 25,2022

 3001 N. Rocky Point Dr. East, Suite 200 • Tampa, Florida 33607 • 813.367.3527

CYBER APP SOLUTIONS CORP. BALANCE SHEETS
	FEBRUARY 28, 2022	FEBRUARY 28, 2021
ASSETS
Current Assets
Cash and cash equivalents	$27,061	$-
Total current assets	27,061	-
Fixed assets, net	5,459	-
TOTAL ASSETS	$32,520	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$-	$2,500
Advances from related party	11,237	856
Total current liabilities	11,237	3,356
Total Liabilities	11,237	3,356

Commitments and contingencies (Note 6)

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;4,010,000 and 3,000,000 shares issued and outstanding as of February 28, 2022 and 2021, respectively	4,010	3,000
Common stock subscribed 0 and 3,000,000 shares as of February 28, 2022 and 2021, respectively	-	(3,000)
Additional paid-in-capital	29,290	-
Accumulated deficit	(12,017)	(3,356)
Total Stockholders’ Equity (Deficit)	21,283	(3,356)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$32,520	$-

The accompanying notes are an integral part of these financial statements.

CYBER APP SOLUTIONS CORP. STATEMENTS OF OPERATIONS

	Year ended February 28, 2022	For the period from Inception (February 19, 2021) to February 28, 2021
Revenue	$10,300	$-

OPERATING EXPENSES
Professional fees	13,550	-
General and administrative expenses	5,411	3,356
Total operating expenses	18,961	3,356
Loss before income taxes	(8,661)	(3,356)

Provision for income taxes	-	-

Net Loss	$(8,661)	$(3,356)

Loss per common share: Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,582,274	3,000,000

The accompanying notes are an integral part of these financial statements.

CYBER APP SOLUTIONS CORP. STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (FEBRUARY 19, 2021) to FEBRUARY 28, 2021 AND FOR THE YEAR ENDED FEBRUARY 28. 2022

	Common Stock		Common Stock	Additional Paid-In-	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance at February 19, 2021 (Inception)	-	$-	$-	$-	$-	$-
Common stock issued for cash	3,000,000	3,000	(3,000)	-	-	-
Net loss	-	-	-	-	(3,356)	(3,356)
Balances as of February 28, 2021	3,000,000	$3,000	$(3,000)	$-	$(3,356)	$(3,356)
Common stock issued for cash	1,010,000	1,010	3,000	29,290	-	33,300
Net loss	-	-	-	-	(8,661)	(8,661)
Balance as of February 28, 2022	4,010,000	$4,010	$-	$29,290	$(12,017)	$21,283

The accompanying notes are an integral part of these financial statements.

CYBER APP SOLUTIONS CORP.

STATEMENTS OF CASH FLOWS

	Year ended February 28, 2022	For the period from Inception (February 19, 2021) to February 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(8,661)	$(3,356)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation expense	1,461	-
Changes in operating assets and liabilities:
Accounts payable	(2,500)	2,500
Net cash from operating activities	(9,700)	(856)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(6,920)	-
Net cash from investing activities	(6,920)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	10,381	856
Proceeds from sale of common stock	33,300	-
Net cash from financing activities	43,681	856
Change in cash and equivalents	27,061	-
Cash and equivalents at beginning of the period	-	-
Cash and equivalents at end of the period	$27,061	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH ACTIVITIES:
Common Stock	$-	$3,000
Common Stock subscribed	$-	$(3,000)

The accompanying notes are an integral part of these financial statements.

CYBER APP SOLUTIONS CORP. NOTES TO THE AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED FEBRUARY 28, 2022 AND THE PERIOD FROM INCEPTION (FEBRUARY 19,2021) TO FEBRUARY 28, 2021

NOTE 1 – ORGANIZATION AND BUSINESS

CYBER APP SOLUTIONS CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 19, 2021. Cyber App Solutions Corp. is in the mobile application development businesses. The Company has adopted a February 28 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 28, 2022 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 19, 2021) to February 28, 2022 of $12,017. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company’s financial position, operations or cash flows.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Fixed assets

Fixed assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, if any. The cost comprises of purchase price, borrowing costs and bringing the asset to its working condition for the intended use.

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

Stock Subscription Receivable

The Company records stock issuances at the effective date. If the subscription is not funded upon issuance, the Company records a stock subscription receivable as an asset on the balance sheet. When stock subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under Accounting Standard Codification (“ASC”) 505-10-45-2, Other transactions with shareholders, the stock subscription receivable is reclassified as a contra account to stockholder’s equity (deficit) on the balance sheet.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2022.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of the Company’s revenue from services.

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

NOTE 4 – FIXED ASSETS, NET

Fixed assets at February 28, 2022, are summarized as follows:

	Estimated Useful Life (In years)
Software Application	3	$3,230
Website	3	3,000
Computer	3	690
		6,920
Less: Accumulated depreciation		(1,461)
		$5,459

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

Since February 19, 2021 (Inception) through February 28, 2022, the Company’s sole officer and director loaned the Company $11,237 to pay for general and administrative costs. As of February 28, 2022 and February 28, 2021, the amount outstanding was $11,237 and $856, respectively. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

As of the date of this Quarterly Report, the Company does not have any material commitments. As of February 28, 2022, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 7 – INCOME TAXES

The reconciliation of the provision for income taxes at the U.S. statutory rate of 21% for the periods ended February 28, 2022 and 2021 is as follows:

	2022	2021
Tax benefit at U.S. statutory rate	$(2,523)	$(705)
Change in valuation allowance	2,523	705

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at February 28, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Net operating loss	$2,523	$705
Valuation allowance	(2,523)	(705)

The Company has approximately $12,017 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2042. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2022 to the date the financial statements were issued and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year February 28, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

8

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Directors of the corporation are elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Officers of the corporation are appointed by the Board of Directors to a term of one year and serves until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

Mr. Pak was selected as our Director. Mr. Pak is not considered to be an independent director of the Company; we presently have no independent directors.

The name, address, age and position of our officers and director is set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Evgenii Pak 485-3, Apt. 201 Yeonsu-dong Yeonsu-gu, Incheon, South Korea 21912	25	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

BACKGROUND INFORMATION ABOUT OUR SOLE OFFICER AND DIRECTOR

Evgenii Pak has acted as our President, Treasurer, Secretary and sole Director since we incorporated on February 19, 2021. Mr. Pak owns 74.81% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Pak was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. For the last 8 years, Mr. Pak has been working as a freelance software developer on an outsource basis for entities and individuals from around the world.

9

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the periods ended February 28, 2022 and February 28, 2021:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Evgenii Pak President, Secretary	February 19, 2021 to February 28, 2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO, CFO And Director	March 1, 2021 to February 28, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of February 28, 2022, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

10

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this filing, the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what the percentage of ownership.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Evgenii Pak	3,000,000 shares of common stock (direct)	74.81%

The percentages above are based on 4,010,000 shares of our common stock issued and outstanding as of the date of this filing.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than Mr. Pak’s purchase of founders shares from the Company as stated below, there is nothing of value (including money, property, contracts, options or rights of any kind), received or to be received, by Mr. Pak, directly or indirectly, from the Company.

On February 19, 2021, we issued a total of 3,000,000 shares of restricted common stock to Evgenii Pak, our sole officer and director in consideration of $3,000. Further, Mr. Pak has advanced funds to us. As of February 28, 2022, Mr. Pak has advanced to us $11,237. There is no due date for the repayment of the funds advanced by Mr. Pak. Mr. Pak will be repaid from revenues of operations if and when we generate substantial revenues to pay the obligation. The obligation to Mr. Pak does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Pak or the repayment of the funds to Mr. Pak. The entire transaction was oral. Mr. Pak is providing us office space free of charge.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended February 28, 2022, we incurred approximately $7,500 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended February 28, 2021 and for the reviews of our financial statements for the quarters ended May 31, 2021, August 31, 2021 and November 30, 2021.

11

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

12

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER APP SOLUTIONS CORP. .

Dated: May 26, 2022	By:	/s/ Evgenii Pak
Evgenii Pak, President and Chief Executive Officer and Chief Financial Officer

13