Form 10-Q
period 2022-05-31
Cyber App Solutions Corp.
filed 2022-07-15
CIK 1851048

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 14, 2022
Common Stock, $0.001	4,010,000

2 | Page

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

CYBER APP SOLUTIONS CORP. BALANCE SHEETS

	MAY 31, 2022 Unaudited	FEBRUARY 28, 2022 Audited
ASSETS
Current Assets
Cash and cash equivalents	$19,520	$27,061
Total current assets	19,520	27,061
Fixed assets, net	4,883	5,459
TOTAL ASSETS	$24,403	$32,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$500	$-
Advances from related party	11,662	11,237
Total current liabilities	12,162	11,237
Total Liabilities	12,162	11,237

Commitments and contingencies (Note 6)

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;4,010,000 shares issued and outstanding	4,010	4,010
Additional paid-in-capital	29,290	29,290
Accumulated deficit	(21,059)	(12,017)
Total Stockholders’ Equity	12,241	21,283
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,403	$32,520

The accompanying notes are an integral part of these unaudited financial statements.

3 | Page

CYBER APP SOLUTIONS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended May 31,2022	Three Months ended May 31,2021
Revenue	$-	$5,000

OPERATING EXPENSES
Professional fees	7,925	1,550
General and administrative expenses	1,117	550
Total operating expenses	9,042	2,100
Income (loss) before income taxes	(9,042)	2,900

Provision for income taxes	-	-

Net (loss) income	$(9,042)	$2,900

Income (loss) per common share: Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,010,000	3,000,000

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

CYBER APP SOLUTIONS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MAY 31, 2022 AND THREE MONTHS ENDED MAY 31, 2021

(Unaudited)

	Common Stock		Common Stock	Additional Paid-In-	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance as of February 28, 2021	3,000,000	$3,000	$(3,000)	$-	$(3,356)	$(3,356)
Net income	-	-	-	-	2,900	2,900
Proceeds received from common stock subscribed	-	-	3,000	-	-	3,000
Balance as of May 31, 2021	3,000,000	$3,000	$-	$-	$(456)	$2,544

Balance as of February 28, 2022	4,010,000	$4,010	$-	$29,290	$(12,017)	$21,283
Net loss	-	-	-	-	(9,042)	(9,042)
Balance as of May 31, 2022	4,010,000	$4,010	$-	$29,290	$(21,059)	$12,241

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

CYBER APP SOLUTIONS CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended May 31, 2022	Three Months ended May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,042)	$2,900
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation expense	576	-
Changes in operating assets and liabilities:
Accounts payable	500	(2,500)
Net cash (used in) provided by operating activities	(7,966)	400

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(4,690)
Net cash used in investing activities	-	(4,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	425	5,231
Proceeds from Common stock	-	3,000
Net cash provided by financing activities	425	8,231
Change in cash and equivalents	(7,541)	3,941
Cash and equivalents at beginning of the period	27,061	-
Cash and equivalents at end of the period	$19,520	$3,941

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

CYBER APP SOLUTIONS CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED MAY 31, 2022

NOTE 1 – ORGANIZATION AND BUSINESS

CYBER APP SOLUTIONS CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 19, 2021. Cyber App Solutions Corp. is in the mobile application development businesses. The Company has adopted a February 28 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2022 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 19, 2021) to May 31, 2022 of $21,059. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2022.

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

Risks and Uncertainties

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States and Dominican Republic. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The Company is not able to predict the ultimate impact that COVID-19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company.

NOTE 4 – FIXED ASSETS, NET

Fixed assets at May 31, 2022 and February 28, 2022, are summarized as follows:

	Estimated Useful Life (In years)	May 31, 2022	February 28, 2022
Software Application	3	$3,230	$3,230
Website	3	3,000	3,000
Computer	3	690	690
		6,920	6,920
Less: Accumulated depreciation		(2,037)	(1,461)
		$4,883	$5,459

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

Since February 19, 2021 (Inception) through May 31, 2022, the Company’s sole officer and director loaned the Company $11,662 to pay for general and administrative costs. As of May 31, 2022 and February 28, 2022, the amount outstanding was $11,662 and $11,237, respectively. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

As of the date of this Quarterly Report, the Company does not have any material commitments. As of May 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2022 to the date the financial statements were issued and has determined that there are no items to disclose.

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

DESCRIPTION OF OUR BUSINESS

Cyber App Solutions Corp. was incorporated in Nevada on February 19, 2021. We are  a developmental stage company and intend to commence operations in the mobile application development businesses.

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

RESULTS OF OPERATION

As of May 31, 2022, we had an accumulated deficit of $21,059. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended May 31, 2022 compared to Three Month Period Ended May 31, 2021.

Revenue

During the three month period ended May 31, 2022, the Company had no revenue compared to $5,000 in revenue during the three month period ended May 31, 2021. The Company didn’t have any clients during the three month period ended May 31, 2022.

Operating Expenses

During the three month period ended May 31, 2022, we incurred total operating expenses of $9,042 compared to $2,100 during the three month period ended May 31, 2021. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. The increase in operating expense was due to higher professional fees and filing fees for the three months ended May 31, 2022.

Net Loss

Our net loss for the three month period ended May 31, 2022 was $9,042 compared to net income of $2,900 during the three month period ended May 31, 2021.

10 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2022 our total assets were $24,403 compared to $32,520 in total assets at February 28, 2022. As at May 31, 2022, our current liabilities were $12,162 compared to $11,237 as of February 28, 2022.

Stockholders’ equity was $12,241 as of May 31, 2022 compared to $21,283 as of February 28, 2022.

Cash Flows from Operating Activities

For the three month period ended May 31, 2022, net cash flows used in operating activities was $7,966, consisting of net loss of $9,042, depreciation expenses of $576 and increase in accounts payable of $500. For the three month period ended May 31, 2021, net cash flows provided by operating activities was $400, consisting of net income of $2,900 and decrease in accounts payable of $2,500.

Cash Flows from Investing Activities

Cash flows used in investing activities during the three month period ended May 31, 2022 was $0 compared to $4,690 during the three month period ended May 31, 2021. During three month period ended May 31, 2021, the Company purchased fixed assets.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three month period ended May 31, 2022 were $425, consisting entirely of advances from a related party.  Cash flows provided by financing activities during the three month period ended May 31, 2021 were $8,231, consisting of advances from a related party of $5,231 and proceeds from the issuance of common stock of $3,000.

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

GOING CONCERN

The independent auditors' report accompanying our February 28, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three month period ended May 31, 2022.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month period ended May 31, 2022.

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

CYBER APP SOLUTIONS CORP.

Dated: July 14, 2022	By:	/s/ Evgenii Pak
Evgenii Pak, President and Chief Executive Officer and Chief Financial Officer

15 | Page