Form 10-Q
period 2022-08-31
Cyber App Solutions Corp.
filed 2022-10-13
CIK 1851048

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-254676

CYBER APP SOLUTIONS CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization) 98-1585090 (IRS Employer Identification Number) 7371 (Primary Standard Industrial Classification Code Number)

485-3, Apt. 201 Yeonsu-dong Yeonsu-gu, Incheon, South Korea 21912

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 12, 2022
Common Stock, $0.001	4,010,000

Tables of Contents

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

CYBER APP SOLUTIONS CORP. BALANCE SHEETS
	AUGUST 31, 2022 Unaudited	FEBRUARY 28, 2022 Audited
ASSETS
Current Assets
Cash and cash equivalents	$16,455	$27,061
Total current assets	16,455	27,061
Fixed assets, net	4,364	5,459
TOTAL ASSETS	$20,819	$32,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Advances from related party	$12,163	$11,237
Total current liabilities	12,163	11,237
Total Liabilities	12,163	11,237

Commitments and contingencies (Note 6)

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 4,010,000 shares issued and outstanding	4,010	4,010
Additional paid-in-capital	29,290	29,290
Accumulated deficit	(24,644)	(12,017)
Total Stockholders’ Equity	8,656	21,283
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,819	$32,520

The accompanying notes are an integral part of these unaudited financial statements.

Tables of Contents

CYBER APP SOLUTIONS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended August 31, 2022	Three Months ended August 31, 2021	Six Months ended August 31, 2022	Six Months ended August 31, 2021
Revenue	$-	$3,500	$-	$8,500

OPERATING EXPENSES
Professional fees	2,500	2,500	10,425	4,050
General and administrative expenses	1,085	939	2,202	1,490
Total operating expenses	3,585	3,439	12,627	5,540
Income (loss) before income taxes	(3,585)	61	(12,627)	2,960

Provision for income taxes	-	-	-	-

Net (loss) income	$(3,585)	$61	$(12,627)	$2,960
Income (loss) per common share:
Basic and Diluted	$0.00	$0.00	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,010,000	3,323,043	4,010,000	3,161,521

The accompanying notes are an integral part of these unaudited financial statements.

Tables of Contents

CYBER APP SOLUTIONS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED AUGUST 31, 2022 AND 2021

(Unaudited)

	Common Stock		Common Stock	Additional Paid-In-	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance as of February 28, 2021	3,000,000	$3,000	$(3,000)	$-	$(3,356)	$(3,356)
Net income	-	-	-	-	2,900	2,900
Common stock issued	-	-	3,000	-	-	3,000
Balance as of May 31, 2021	3,000,000	3,000	-	-	(456)	2,544
Common stock issued	1,010,000	1,010	-	29,290	-	30,300
Net income	-	-	-	-	61	61
Balance as of August 31, 2021	4,010,000	$4,010	$-	$29,290	$(395)	$32,905

Balance as of February 28, 2022	4,010,000	$4,010	$-	$29,290	$(12,017)	$21,283
Net loss	-	-	-	-	(9,042)	(9,042)
Balance as of May 31, 2022	4,010,000	4,010	-	29,290	(21,059)	12,241
Net loss	-	-	-	-	(3,585)	(3,585)
Balance as of August 31, 2022	4,010,000	$4,010	$-	$29,290	$(24,644)	$8,656

The accompanying notes are an integral part of these unaudited financial statements.

Tables of Contents

CYBER APP SOLUTIONS CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended August 31, 2022	Six Months ended August 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,627)	$2,960
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation expense	1,096	308
Changes in operating assets and liabilities:
Accounts payable	-	(2,500)
Net cash (used in) provided by operating activities	(11,531)	768

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(6,920)
Net cash used in investing activities	-	(6,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	925	5,231
Proceeds from Common stock	-	33,300
Net cash provided by financing activities	925	38,531
Change in cash and equivalents	(10,606)	32,379
Cash and equivalents at beginning of the period	27,061	-
Cash and equivalents at end of the period	$16,455	$32,379

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Tables of Contents

CYBER APP SOLUTIONS CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED AUGUST 31, 2022

NOTE 1 - ORGANIZATION AND BUSINESS

CYBER APP SOLUTIONS CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 19, 2021. Cyber App Solutions Corp. is in the mobile application development businesses. The Company has adopted a February 28 fiscal year end.

NOTE 2 - GOING CONCERN

The Company’s financial statements as of August 31, 2022 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 19, 2021) to August 31, 2022 of $24,644. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with GAAP.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Subsequent expenditure related to an item of fixed assets is added to its book value only if it increases the future benefits from the existing asset beyond its previously assessed standard of performance. All other expenses on existing fixed assets, including day-to-day repairs and maintenance expenditure and cost of replacing parts, are charged to the statements of operations for the period during which such expenses are incurred. Gains or losses arising from de-recognition of fixed assets are measured as the difference between the net disposal proceeds and the carrying amount of the assets derecognized.

Tables of Contents

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2022.

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

Tables of Contents

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

NOTE 4 - FIXED ASSETS, NET

Fixed assets at August 31, 2022 and February 28, 2022, are summarized as follows:

	Estimated Useful Life (In years)	August 31, 2022	February 28, 2022
Software Application	3	$3,230	$3,230
Website	3	3,000	3,000
Computer	3	690	690
		6,920	6,920
Less: Accumulated depreciation		(2,556)	(1,461)
		$4,364	$5,459

NOTE 5 - RELATED PARTY TRANSACTIONS

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

Since February 19, 2021 (Inception) through August 31, 2022, the Company’s sole officer and director loaned the Company $12,163 to pay for general and administrative costs. As of August 31, 2022 and February 28, 2022, the amount outstanding was $12,163 and $11,237, respectively. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

As of the date of this Quarterly Report, the Company does not have any material commitments. As of August 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2022 to the date the financial statements were issued and has determined that there are no items to disclose.

Tables of Contents

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

RESULTS OF OPERATION

As of August 31, 2022, we had an accumulated deficit of $24,644. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended August 31, 2022 compared to Three Month Period Ended August 31, 2021.

Revenue

During the three month period ended August 31, 2022, the Company had no revenue compared to $3,500 in revenue during the three month period ended August 31, 2021. The Company didn’t have any clients during the three month period ended August 31, 2022.

Operating Expenses

During the three month period ended August 31, 2022, we incurred total operating expenses of $3,585 compared to $3,439 during the three month period ended August 31, 2021. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three month period ended August 31, 2022 was $3,585 compared to net income of $61 during the three month period ended August 31, 2021.

Tables of Contents

Six Month Period Ended August 31, 2022 compared to Six Month Period Ended August 31, 2021.

Revenue

During the six month period ended August 31, 2022, the Company had no revenue compared to $8,500 in revenue during the six month period ended August 31, 2021. The Company didn’t have any clients during the six month period ended August 31, 2022.

Operating Expenses

During the six month period ended August 31, 2022, we incurred total operating expenses of $12,627 compared to $5,540 during the six month period ended August 31, 2021. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. The increase in operating expense was due to higher professional fees and filing fees for the six months ended August 31, 2022.

Net Loss

Our net loss for the six month period ended August 31, 2022 was $12,627 compared to net income of $2,960 during the six month period ended August 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2022 our total assets were $20,819 compared to $32,520 in total assets at February 28, 2022. As at August 31, 2022, our current liabilities were $12,163 compared to $11,237 as of February 28, 2022.

Stockholders’ equity was $8,656 as of August 31, 2022 compared to $21,283 as of February 28, 2022.

Cash Flows from Operating Activities

For the six-month period ended August 31, 2022, net cash flows used in operating activities was $11,531, consisting of net loss of $12,627 and depreciation expenses of $1,096. For the six month period ended August 31, 2021, net cash flows provided by operating activities was $768, consisting of net income of $2,960, depreciation expenses of $308 and decrease in accounts payable of $2,500.

Cash Flows from Investing Activities

Cash flows used in investing activities during the six-month period ended August 31, 2022 was $0 compared to $6,920 during the six-month period ended August 31, 2021. During six-month period ended August 31, 2021, the Company purchased fixed assets.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six-month period ended August 31, 2022 were $925, consisting entirely of advances from a related party. Cash flows provided by financing activities during the six-month period ended August 31, 2021 were $38,531, consisting of advances from a related party of $5,231 and proceeds from the issuance of common stock of $33,300.

Tables of Contents

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

Tables of Contents

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

Tables of Contents

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended August 31, 2022.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended August 31, 2022.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

Item 5. OTHER INFORMATION

None.

Tables of Contents

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

Tables of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER APP SOLUTIONS CORP.

Dated: October 12, 2022	By:	/s/ Evgenii Pak
Evgenii Pak, President and Chief Executive Officer and Chief Financial Officer

