Form 10-Q
period 2022-11-30
Cyber App Solutions Corp.
filed 2023-01-06
CIK 1851048

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 5, 2023

Common Stock, $0.001	4,010,000

CYBER APP SOLUTIONS CORP.

2 | Page

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

CYBER APP SOLUTIONS CORP. BALANCE SHEETS
	NOVEMBER 30, 2022 Unaudited	FEBRUARY 28, 2022 Audited
ASSETS
Current Assets
Cash and cash equivalents	$12,888	$27,061
Prepaid expenses	500	-
Total current assets	13,388	27,061
Fixed assets, net	3,730	5,459
TOTAL ASSETS	$17,118	$32,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Advances from related party	$12,162	$11,237
Total current liabilities	12,162	11,237
Total Liabilities	12,162	11,237

Commitments and contingencies (Note 6)

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 4,010,000 shares issued and outstanding	4,010	4,010
Additional paid-in-capital	29,290	29,290
Accumulated deficit	(28,344)	(12,017)
Total Stockholders’ Equity	4,956	21,283
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,118	$32,520

The accompanying notes are an integral part of these unaudited financial statements.

3 | Page

CYBER APP SOLUTIONS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended November 30, 2022	Three Months ended November 30, 2021	Nine Months ended November 30, 2022	Nine Months ended November 30, 2021

Revenue	$-	$600	$-	$9,100

OPERATING EXPENSES
Professional fees	2,500	7,000	12,925	11,050
General and administrative expenses	1,200	2,105	3,403	3,594
Total operating expenses	3,700	9,105	16,328	14,644
Loss before income taxes	(3,700)	(8,505)	(16,328)	(5,544)

Provision for income taxes	-	-	-	-

Net loss	$(3,700)	$(8,505)	$(16,328)	$(5,544)

Income (loss) per common share: Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	4,010,000	4,010,000	4,010,000	3,442,290

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

CYBER APP SOLUTIONS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2022 AND 2021

(Unaudited)

			Common	Additional
	Common Stock		Stock	Paid-In-	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance as of February 28, 2021	3,000,000	$3,000	$(3,000)	$-	$(3,356)	$(3,356)
Net income	-	-	-	-	2,900	2,900
Common stock issued	-	-	3,000	-	-	3,000
Balance as of May 31, 2021	3,000,000	3,000	-	-	(456)	2,544
Common stock issued	1,010,000	1,010	-	29,290	-	30,300
Net income	-	-	-	-	61	61
Balance as of August 31, 2021	4,010,000	4,010	-	29,290	(395)	32,905
Net loss		-	-	-	(8,505)	(8,505)
Balance as of November 30, 2021	4,010,000	$4,010	$-	$29,290	$(8,900)	$24,400
Balance as of February 28, 2022	4,010,000	$4,010	$-	$29,290	$(12,017)	$21,283
Net loss	-	-	-	-	(9,042)	(9,042)
Balance as of May 31, 2022	4,010,000	4,010	-	29,290	(21,059)	12,241
Net loss	-	-	-	-	(3,585)	(3,585)
Balance as of August 31, 2022	4,010,000	4,010	-	29,290	(24,644)	8,656
Net loss	-	-	-	-	(3,700)	(3,700)
Balance as of November 30, 2022	4,010,000	$4,010	$-	$29,290	$(28,344)	$4,956

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

CYBER APP SOLUTIONS CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended November 30, 2022	Nine Months ended November 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,328)	$(5,544)
Adjustments to reconcile net loss to net cash from operating activities:
operating activities:	1,730	884
Changes in operating assets and liabilities:
Prepaid expenses	(500)	-
Accounts payable	-	(2,500)
Net cash used in operating activities	(15,098)	(7,160)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(6,920)
Net cash used in investing activities	-	(6,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	925	9,731
Proceeds from Common stock	-	33,300
Net cash provided by financing activities	925	43,031
Change in cash and equivalents	(14,173)	28,951
Cash and equivalents at beginning of the period	27,061	-
Cash and equivalents at end of the period	$12,888	$28,951

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

CYBER APP SOLUTIONS CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED NOVEMBER 30, 2022

NOTE 1 – ORGANIZATION AND BUSINESS

CYBER APP SOLUTIONS CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 19, 2021. Cyber App Solutions Corp. is in the mobile application development businesses. The Company has adopted a February 28 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2022 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 19, 2021) to November 30, 2022 of $28,344. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2022.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include advances from related party. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

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

Revenue is recognized when the following criteria are met:

-	Identification of the contract, or contracts, with the customer;
-	Identification of the performance obligations in the contract;
-	Determination of the transaction price;
-	Allocation of the transaction price to the performance obligations in the contract; and
-	Recognition of revenue when, or as, the performance obligation is satisfied.

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

NOTE 4 – FIXED ASSETS, NET

Fixed assets at November 30, 2022 and February 28, 2022, are summarized as follows:

	Estimated Useful Life (In years)	November 30, 2022	February 28, 2022
Software Application	3	$3,230	$3,230
Website	3	3,000	3,000
Computer	3	690	690
		6,920	6,920
Less: Accumulated depreciation		(3,190)	(1,461)
		$3,730	$5,459

For the three-month and nine-month periods ended November 30, 2022, depreciation expenses were $634 and $1,730 respectively.

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

Since February 19, 2021 (Inception) through November 30, 2022, the Company’s sole officer and director loaned the Company $12,162 to pay for general and administrative costs. As of November 30, 2022 and February 28, 2022, the amount outstanding was $12,162 and $11,237, respectively. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

As of the date of this Quarterly Report, the Company does not have any material commitments. As of November 30, 2022, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2022 to the date the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of November 30, 2022, we had an accumulated deficit of $28,344. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended November 30, 2022 compared to Three Month Period Ended November 30, 2021.

Revenue

During the three-month period ended November 30, 2022, the Company had no revenue compared to $600 in revenue during the three-month period ended November 30, 2021. The Company didn’t have any clients during the three-month period ended November 30, 2022.

Operating Expenses

During the three-month period ended November 30, 2022, we incurred total operating expenses of $3,700 compared to $9,105 during the three-month period ended November 30, 2021. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. The decrease in operating expenses was due to absence of legal fees for the three-months period ended November 30, 2022.

10 | Page

Net Loss

Our net loss for the three-month period ended November 30, 2022 was $3,700 compared to $8,505 during the three-month period ended November 30, 2021.

Nine Month Period Ended November 30, 2022 compared to Nine Month Period Ended November 30, 2021.

Revenue

During the nine-month period ended November 30, 2022, the Company had no revenue compared to $9,100 in revenue during the nine-month period ended November 30, 2021. The Company didn’t have any clients during the nine-month period ended November 30, 2022.

Operating Expenses

During the nine-month period ended November 30, 2022, we incurred total operating expenses of $16,328 compared to $14,644 during the nine-month period ended November 30, 2021. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. The increase in operating expense was due to higher professional fees and filing fees for the nine months ended November 30, 2022.

Net Loss

Our net loss for the nine-month period ended November 30, 2022 was $16,328 compared to $5,544 during the nine- month period ended November 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2022 our total assets were $17,118 compared to $32,520 in total assets at February 28, 2022. As at November 30, 2022, our current liabilities were $12,162 compared to $11,237 as of February 28, 2022.

Stockholders’ equity was $4,956 as of November 30, 2022 compared to $21,283 as of February 28, 2022.

Cash Flows from Operating Activities

For the nine-month period ended November 30, 2022, net cash flows used in operating activities was $15,098, consisting of net loss of $16,328, prepaid expenses of $500 and depreciation expenses of $1,730. For the nine-month period ended November 30, 2021, net cash flows provided by operating activities was $7,160, consisting of net loss of $5,544, depreciation expenses of $884 and decrease in accounts payable of $2,500.

Cash Flows from Investing Activities

Cash flows used in investing activities during the nine-month period ended November 30, 2022 was $0 compared to $6,920 during the nine-month period ended November 30, 2021. During nine-month period ended November 30, 2021, the Company purchased fixed assets.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-month period ended November 30, 2022 were $925, consisting entirely of advances from a related party. Cash flows provided by financing activities during the nine-month period ended November 30, 2021 were $43,031, consisting of advances from a related party of $9,731 and proceeds from the issuance of common stock of $33,300.

11 | Page

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

12 | Page

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended November 30, 2022.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended November 30, 2022.

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

CYBER APP SOLUTIONS CORP.

Dated: January 5, 2023	By:	/s/ Evgenii Pak
Evgenii Pak, President and Chief Executive Officer and Chief Financial Officer

16 | Page