Form 10-K
period 2023-02-28
Cyber App Solutions Corp.
filed 2023-06-02
CIK 1851048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549he

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended FEBRUARY 28, 2023

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

As of May 31, 2023, the registrant had 4,010,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 31, 2023.

2 | Page

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

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cyber App Solutions Corp. was incorporated in Nevada on February 19, 2021. We are a development stage company and are involved in the mobile application development businesses. Our principal office address is located at 485-3, Apt. 201 Yeonsu-dong Yeonsu-gu, Incheon, South Korea 21912. Our telephone number is (725) 231-1001. We are a development stage company and have earned limited revenue. On January 25, 2021, Cyber App Solutions Corp. filed an S-1 Registration Statement which became effective on July 12, 2021.

We develop, publish, and sell mobile applications on the iOS and Google Play platforms. The Company also maintains a portfolio of its own products and tracks the user download statistics. Cyber App Solutions Corp. generates revenues from the Apps development for third parties as well as the sale of branded advertisements and via consumer transactions, including in-app purchases in its own applications.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

4 | Page

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

As of May 31, 2023, the 4,010,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

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

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S., or GAAP, requires our management to make judgments, assumptions and estimates that affect the amounts of revenue, expenses, income, assets and liabilities, reported in our financial statements and accompanying notes. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our financial statements. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

5 | Page

RESULTS OF OPERATION

As of February 28, 2023, we had an accumulated deficit of $32,907. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended February 28, 2023 compared to the Year ended February 28, 2022

Revenue

During the year ended February 28, 2023 the Company did not generate any revenue compared to $10,300 for the year ended February 28, 2022. The revenue decreased due to lack of orders from customers.

Operating Expenses

During the year ended February 28, 2023, we incurred total expenses and professional fees of $20,890 compared to $18,961 for the year ended February 28, 2022. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net Loss

Our net loss for the year ended February 28, 2023 was $20,890 compared to $8,661 for the year ended February 28, 2022. The change in net loss was due to increase in operational expenses in conjunction with the decrease in revenue during 2023.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2023 our total assets were $13,505 compared to $32,520 in total assets at February 28, 2022. As at February 28, 2023, our current liabilities were $13,112 compared to $11,237 as of February 28, 2022.

Stockholders’ equity was $393 as of February 28, 2023 compared to $21,283 as of February 28, 2022.

Cash Flows from Operating Activities

For the year ended February 28, 2023, net cash flows used in operating activities was $18,384, consisting of net loss of $20,890, depreciation expense of $2,306 and a increase in accounts payable of $200. For the year ended February 28, 2022, net cash flows used in operating activities was $9,700 consisting of net loss of $8,661, depreciation expense of $1,461 and an decrease in accounts payable of $2,500.

Cash Flows from Investing Activities

Cash flows used in investing activities during the year ended February 28, 2023 was $-0-. Cash flows used in investing activities during the year ended February 28, 2022 were $6,920. During the year ended February 28, 2022, the Company purchased fixed assets.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended February 28, 2023 were $1,674, consisting of advances from a related party of $1,674 compared to $43,681 for the year ended February 28, 2022, consisting of advances from a related party of $10,381 and proceeds from issuance of common shares of $33,300.

6 | Page

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

Not applicable.

7 | Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cyber App Solutions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cyber App Solutions Corp. (the Company) as of February 28, 2023 and 2022 and the related statements of operations, changes in stockholder’s deficit and cash flows for each of the years in the two-year period ended February 28, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB Firm ID# 3289

Tampa, Florida

May 31, 2023

3001 N. Rocky Point Dr. East, Suite 200 • Tampa, Florida 33607 • 813.367.3527

CYBER APP SOLUTIONS CORP.

BALANCE SHEETS

	FEBRUARY 28, 2023	FEBRUARY 28, 2022
ASSETS
Current Assets
Cash and cash equivalents	$10,351	$27,061
Total current assets	10,351	27,061
Fixed assets, net	3,154	5,459
TOTAL ASSETS	$13,505	$32,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$200	$-
Advances from related party	12,912	11,237
Total current liabilities	13,112	11,237
Total Liabilities	13,112	11,237

Commitments and contingencies (Note 6)

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;4,010,000	4,010	4,010
Additional paid-in-capital	29,290	29,290
Accumulated deficit	(32,907)	(12,017)
Total Stockholders’ Equity	393	21,283
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,505	$32,520

The accompanying notes are an integral part of these financial statements.

CYBER APP SOLUTIONS CORP.

STATEMENTS OF OPERATIONS

	YEAR ENDED FEBRUARY 28, 2023	YEAR ENDED FEBRUARY 28, 2022
Revenue	$-	$10,300

OPERATING EXPENSES
Professional fees	15,425	13,550
General and administrative expenses	5,465	5,411
Total operating expenses	20,890	18,961
Loss before income taxes	(20,890)	(8,661)

Provision for income taxes	-	-

Net Loss	$(20,890)	$(8,661)

Loss per common share:
Basic and Diluted	$0.01	$0.00

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,010,000	3,582,274

The accompanying notes are an integral part of these financial statements.

CYBER APP SOLUTIONS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 28, 2023 AND 2022

			COMMON	ADDITIONAL
	COMMON STOCK		STOCK	PAID-IN-	ACCUMULATED
	SHARES	AMOUNT	SUBSCRIBED	CAPITAL	DEFICIT	TOTAL
Balances as of February 28, 2021	3,000,000	$3,000	$(3,000)	$-	$(3,356)	$(3,356)
Common stock issued for cash	1,010,000	1,010	3,000	29,290	-	33,300
Net loss	-	-	-	-	(8,661)	(8,661)
Balance as of February 28, 2022	4,010,000	$4,010	$-	$29,290	$(12,017)	$21,283
Net loss	-	-	-	-	(20,890)	(20,890)
Balance as of February 28, 2023	4,010,000	$4,010	$-	$29,290	$(32,907)	$393

The accompanying notes are an integral part of these financial statements.

CYBER APP SOLUTIONS CORP.

STATEMENTS OF CASH FLOWS

	YEAR ENDED FEBRUARY 28, 2023	FOR THE YEAR ENDED FEBRUARY 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,890)	$(8,661)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	2,306	1,461
Changes in operating assets and liabilities:
Accounts payable	200	(2,500)
Net cash from operating activities	(18,384)	(9,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(6,920)
Net cash from investing activities	-	(6,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	1,674	10,381
Proceeds from sale of common stock	-	33,300
Net cash from financing activities	1,674	43,681
Change in cash and equivalents	(16,710)	27,061
Cash and equivalents at beginning of the period	27,061	-
Cash and equivalents at end of the period	$10,351	$27,061

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CYBER APP SOLUTIONS CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2023 AND 2022

NOTE 1 – ORGANIZATION AND BUSINESS

CYBER APP SOLUTIONS CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 19, 2021. Cyber App Solutions Corp. is in the mobile application development businesses. The Company has adopted a February 28 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 28, 2023 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 19, 2021) to February 28, 2023 of $32,907. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2023.

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

Basic net income (loss) per share amounts are computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

NOTE 4 – FIXED ASSETS, NET

Fixed assets at February 28, 2023 and 2022, are summarized as follows:

	Estimated Useful Life (In years)	2023	2022
Software Application	3	$3,230	$3,230
Website	3	3,000	3,000
Computer	3	690	690
		6,920	6,920
Less: Accumulated depreciation		(3,766)	(1,461)
		$3,154	$5,459

For the year ended February 28, 2023, depreciation expense was $2,306 compared to $1,461 for the year ended February 28, 2022.

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

Since February 19, 2021 (Inception) through February 28, 2023, the Company’s sole officer and director loaned the Company $12,912 to pay for operating expenses. As of February 28, 2023 and 2022, the amount outstanding was $12,912 and $11,237, respectively. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

As of the date of this report, the Company does not have any material commitments. As of February 28, 2023, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 7 -  INCOME TAXES

The reconciliation of the provision for income taxes at the U.S. statutory rate of 21% for the periods ended February 28, 2023 and 2022 is as follows:

	2023	2022
Tax benefit at U.S. statutory rate	$(6,910)	$(2,523)
Change in valuation allowance	6,910	2,523
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at February 28, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Net operating loss	$6,910	$2,523
Valuation allowance	(6,910)	(2,523)
	$-	$-

The Company has $32,907 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2023 to the date the financial statements were issued and has determined that there are no items to disclose.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year ended February 28, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

9 | Page

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

The name, address, age and position of our officers and director is set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Evgenii Pak 485-3, Apt. 201 Yeonsu-dong Yeonsu-gu, Incheon, South Korea 21912	26	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

10 | Page

BACKGROUND INFORMATION ABOUT OUR SOLE OFFICER AND DIRECTOR

Evgenii Pak has acted as our President, Treasurer, Secretary and sole Director since we incorporated on February 19, 2021. Mr. Pak owns 74.81% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Pak was going to be our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. For the last 8 years, Mr. Pak has been working as a freelance software developer on an outsource basis for entities and individuals from around the world.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended February 28, 2023 and 2022:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Evgenii Pak President, Secretary CEO, CFO And Director	March 1, 2021 to February 28, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	March 1, 2022 to February 28, 2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of February 28, 2023, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

11 | Page

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

On February 19, 2021, we issued a total of 3,000,000 shares of restricted common stock to Evgenii Pak, our sole officer and director in consideration of $3,000. Further, Mr. Pak has advanced funds to us. As of February 28, 2023, Mr. Pak has advanced to us $12,912. There is no due date for the repayment of the funds advanced by Mr. Pak. Mr. Pak will be repaid from revenues of operations if and when we generate substantial revenues to pay the obligation. The obligation to Mr. Pak does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Pak or the repayment of the funds to Mr. Pak. The entire transaction was oral. Mr. Pak is providing us office space free of charge.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended February 28, 2023, we incurred approximately $15,000 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended February 28, 2022 and for the reviews of our financial statements for the quarters ended May 31, 2022, August 31, 2022 and November 30, 2022. During fiscal year ended February 28, 2022, we incurred approximately $7,500 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended February 28, 2021 and for the reviews of our financial statements for the quarters ended May 31, 2021, August 31, 2021 and November 30, 2021.

12 | Page

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

13 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER APP SOLUTIONS CORP.

Dated: May 31, 2023	By:	/s/ Evgenii Pak
Evgenii Pak, President and Chief Executive Officer and Chief Financial Officer

14 | Page