Form 10-Q
period 2023-05-31
Cyber App Solutions Corp.
filed 2023-07-17
CIK 1851048

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 14, 2023

Common Stock, $0.001	4,010,000

CYBER APP SOLUTIONS CORP.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

CYBER APP SOLUTIONS CORP.

BALANCE SHEETS

	MAY 31, 2023 Unaudited	FEBRUARY 28, 2023 Audited
ASSETS
Current Assets
Cash and cash equivalents	$23,837	$10,351
Total current assets	23,837	10,351
Fixed assets, net	1,230	3,154
TOTAL ASSETS	$25,067	$13,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$312	$200
Advances from related party	14,651	12,912
Total current liabilities	14,963	13,112
Total Liabilities	14,963	13,112

Commitments and contingencies (Note 6)

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 4,010,000 shares issued and outstanding	4,010	4,010
Additional paid-in-capital	29,290	29,290
Accumulated deficit	(23,196)	(32,907)
Total Stockholders’ Equity	10,104	393
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,067	$13,505

The accompanying notes are an integral part of these unaudited financial statements.

CYBER APP SOLUTIONS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended May 31, 2023	Three Months ended May 31, 2022
Revenue	$8,993	$-
	8,993	-
OPERATING EXPENSES
Professional fees	7,500	7,925
General and administrative expenses	2,427	1,117
Total operating expenses	9,927	9,042
Income (loss) from operations	(934)	(9,042)

Provision for income taxes	-	-
Gain on Sale of Intangible Asset	10,645
Net (loss) income	$9,711	$(9,042)

Income (loss) per common share: Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,010,000	4,010,000

The accompanying notes are an integral part of these unaudited financial statements.

CYBER APP SOLUTIONS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE ENDED MAY 31, 2023 AND 2022

(Unaudited)

			Common	Additional
	Common Stock		Stock	Paid-In-	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance as of February 28, 2022	4,010,000	$4,010	$-	$29,290	$(12,017)	$21,283
Net loss	-	-	-	-	(9,042)	(9,042)
Balance as of May 31, 2022	4,010,000	$4,010	$-	$29,290	$(21,059)	$12,241

Balance as of February 28, 2023	4,010,000	$4,010	$-	$29,290	$(32,907)	$393
Net income	-	-	-	-	9,711	9,711
Balance as of May 31, 2023	4,010,000	$4,010	$-	$29,290	$(23,196)	$10,104

The accompanying notes are an integral part of these unaudited financial statements.

CYBER APP SOLUTIONS CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended May 31, 2023	Three Months ended May 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,711	$(9,042)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on Sale of Intangible Asset	(10,645)
Depreciation expense	577	576
Changes in operating assets and liabilities:
Accounts payable	112	500
Net cash (used in) provided by operating activities	(245)	(7,966)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Intangible Asset	11,992	-
Net cash provided by investing activities	11,992	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	1,739	425
Net cash provided by financing activities	1,739	425
Change in cash and equivalents	13,486	(7,541)
Cash and equivalents at beginning of the period	10,351	27,061
Cash and equivalents at end of the period	$23,837	$19,520

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CYBER APP SOLUTIONS CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED MAY 31, 2023

NOTE 1 – ORGANIZATION AND BUSINESS

CYBER APP SOLUTIONS CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 19, 2021. Cyber App Solutions Corp. is in the mobile application development businesses. The Company has adopted a February 28 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2023 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 19, 2021) to May 31, 2023 of $23,196. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2023.

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

NOTE 4 – FIXED ASSETS, NET

Fixed assets at May 31, 2023 and February 28, 2023, are summarized as follows:

	Estimated Useful Life (In years)	May 31, 2023	February 28, 2023
Software Application	3	$-	$3,230
Website	3	3,000	3,000
Computer	3	690	690
		3,690	6,920
Less: Accumulated depreciation		(2,460)	(3,766)
		$1,230	$3,154

On May 25, 2023, the company sold its mobile application for $11,992.

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

Since February 19, 2021 (Inception) through May 31, 2023, the Company’s sole officer and director loaned the Company $14,651 to pay for general and administrative costs. As of May 31, 2023 and February 28, 2023, the amount outstanding was $14,651 and $12,912, respectively. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

As of the date of this Quarterly Report, the Company does not have any material commitments. As of May 31, 2023, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2023 to the date the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of May 31, 2023, we had an accumulated deficit of $23,196. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended May 31, 2023 compared to Three Month Period Ended May 31, 2022.

Revenue

During the three-month period ended May 31, 2023, the Company had $8,993 in revenue compared to $0 in revenue during the three-month period ended May 31, 2022. The Company didn’t have any clients during the three-month period ended May 31, 2022.

Operating Expenses

During the three-month period ended May 31, 2023, we incurred total operating expenses of $9,927 compared to $9,042 during the three-month period ended May 31, 2022. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

During the three-month period ended May 31, 2023, gain on sale of intangible asset was $10,645.

Net Income

Our net income for the three-month period ended May 31, 2023 was $9,711 compared to net loss of $9,042 during the three-month period ended May 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2023 our total assets were $25,067 compared to $13,505 in total assets at February 28, 2023. As at May 31, 2023, our current liabilities were $14,963 compared to $13,112 as of February 28, 2023.

Stockholders’ equity was $10,104 as of May 31, 2023 compared to $393 as of February 28, 2023.

Cash Flows from Operating Activities

For the three-month period ended May 31, 2023, net cash used in operating activities was $245, consisting of net income of $9,711, gain on sale of intangible asset $10,645, accounts payable of $112 and depreciation expenses of $577. For the Three month period ended May 31, 2022, net cash used in operating activities was $7,966, consisting of net loss of $9,042, depreciation expenses of $576 and increase in accounts payable of $500.

Cash Flows from Investing Activities

For the three-month period ended May 31, 2023, net cash provided by investing activities was $11,992, received from proceeds from sale of intangible asset compared to $-0- for the three-month period ended May 31, 2022.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three-month period ended May 31, 2023 were $1,739, consisting entirely of advances from a related party. Cash flows provided by financing activities during the three-month period ended May 31, 2022 were $425, consisting entirely of advances from a related party.

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

GOING CONCERN

The independent auditors’ report accompanying our February 28, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three-month period ended May 31, 2023.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended May 31, 2023.

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

CYBER APP SOLUTIONS CORP.

Dated: July 14, 2023	By:	/s/ Evgenii Pak
Evgenii Pak
President and Chief Executive Officer and Chief Financial Officer

