Form 10-Q
period 2023-09-30
Cyber App Solutions Corp.
filed 2023-11-20
CIK 1851048

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 333-254676

CYBER APP SOLUTIONS CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-1585090
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 Bering Drive Suite 875 Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (725) 231-1001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 17, 2023, the registrant had 79,936,980 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Cyber App Solutions Corp.

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$111,789	$124,489
Related party note receivable	25,000	25,000
Prepaid expenses and other current assets	226,602	201,443
Total current assets	363,391	350,932
Property and equipment
Helium and CO2 properties, net (full cost method)	14,219,467	12,362,446
Other property and equipment, net	30,396	38,213
Total property and equipment, net	14,249,863	12,400,659
Other non-current assets
Right-of-use assets - operating leases	1,056,904	162,687
Other long-term assets	287,492	43,939
Total assets	$15,957,650	$12,958,217
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities
Accounts payable	$2,989,382	$1,238,711
Notes payable, net of discounts	20,155,998	19,280,887
Interest expense payable	3,641,477	1,804,477
Derivative liabilities	—	185,011
Related party short-term loan	2,385,000	—
Accrued expenses and other current liabilities	609,762	127,353
Operating lease liabilities - current	176,336	58,259
Total current liabilities	29,957,955	22,694,698
Long-term liabilities
Asset retirement obligation	747,110	714,315
Operating lease liabilities	885,605	113,307
Total long-term liabilities	1,632,715	827,622
Total liabilities	31,590,670	23,522,320
Commitments and contingencies (Note 15)

Stockholders' equity(deficit)
Common Stock, $0.001 par value, 250,000,000 shares and 75,000,000 shares authorized; 75,854,800 shares and 65,828,862 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	75,855	65,829
Additional paid-in capital	27,337,963	21,885,539
Accumulated deficit	(43,046,838)	(32,515,471)
Total stockholders' equity(deficit)	(15,633,020)	(10,564,103)
Total liabilities and stockholders' equity(deficit)	$15,957,650	$12,958,217

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cyber App Solutions Corp.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Helium revenue	$121,958	$—	$121,958	$—

Operating expenses
Depreciation, depletion, amortization and accretion	56,832	13,057	83,742	38,586
Lease and well operating expenses	45,333	5,965	98,210	15,640
Shut-in expenses	10,880	102,514	145,513	273,370
Gathering and processing expenses	250,712	—	400,712	—
Production taxes	5,240	—	5,240	—
General and administrative expenses	797,311	3,223,180	1,910,060	5,851,106
General and administrative expenses - related parties	130,000	151,894	365,500	443,561
Deposit on terminated purchase and sale agreement	—	—	—	500,000
Total operating expenses	1,296,308	3,496,610	3,008,977	7,122,263
Net loss from operations	(1,174,350)	(3,496,610)	(2,887,019)	(7,122,263)
Other income (expense)
Interest expense	(850,867)	(2,548,256)	(1,929,501)	(7,891,431)
Event of default fees	(1,987,387)	(1,936,662)	(5,875,111)	(9,116,888)
Interest income - related parties	—	—	—	2,252
Other income (expense), net	(24,755)	3	(24,747)	8
Gain on derivative mark-to-market	—	107,024	185,011	107,024
Total other expense	(2,863,009)	(4,377,891)	(7,644,348)	(16,899,035)
Net loss before taxes	(4,037,359)	(7,874,501)	(10,531,367)	(24,021,298)
Income tax expense	-	-	-	-
Net loss	$(4,037,359)	$(7,874,501)	$(10,531,367)	$(24,021,298)

(Loss) per common share
Basic and Diluted	$(0.05)	$(0.13)	$(0.15)	$(0.49)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	74,222,435	60,174,819	69,630,617	48,969,873

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cyber App Solutions Corp.

Condensed Consolidated Statements of Changes in Stockholders' Equity(Deficit)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Stockholders' Equity(Deficit)

December 31, 2021 (unaudited)	39,507,811	$39,508	$13,134,492	$(5,152,399)	$8,021,601
Capital contributions	—	—	200	—	200
Equity issued to facilitate note amendments	2,249,107	2,249	747,751	—	750,000
Warrants converted to equity	429,334	429	142,739	—	143,168
Net loss	—	—	—	(7,460,232)	(7,460,232)
March 31, 2022 (unaudited)	42,186,252	$42,186	$14,025,182	$(12,612,631)	$1,454,737
Capital contributions	10,495,832	10,496	—	3,489,504	3,500,000
Equity financing costs	(491,805)	(492)	(163,508)	—	(164,000)
Net loss	—	—	—	(8,686,565)	(8,686,565)
June 30, 2022 (unaudited)	52,190,279	$52,190	$13,861,674	$(17,809,692)	$(3,895,828)
Capital contributions	149,940	150	49,850	—	50,000
Equity financing costs	(5,998)	(6)	(1,994)	—	(2,000)
Stock compensation expense	7,495,523	7,496	2,492,004	—	2,499,500
Equity issued to facilitate assignment of notes	5,997,618	5,998	1,994,002	—	2,000,000
Net loss	—	—	—	(7,874,501)	(7,874,501)
September 30, 2022 (unaudited)	65,827,362	$65,828	$18,395,536	$(25,684,193)	$(7,222,829)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Stockholders' Equity(Deficit)

December 31, 2022 (unaudited)	65,828,862	$65,829	$21,885,539	$(32,515,471)	$(10,564,103)
Capital contributions	1,949,226	1,949	648,051	—	650,000
Equity financing costs	(77,969)	(78)	(25,922)	—	(26,000)
Net loss	—	—	—	(3,336,924)	(3,336,924)
March 31, 2023 (unaudited)	67,700,119	$67,700	$22,507,668	$(35,852,395)	$(13,277,027)
Capital contributions	299,881	300	99,700	—	100,000
Net loss	—	—	—	(3,157,084)	(3,157,084)
June 30, 2023 (unaudited)	68,000,000	$68,000	$22,607,368	$(39,009,479)	$(16,334,111)
Issuance of common stock	3,844,800	3,845	4,802,155	—	4,806,000
Reverse asset acquisition, net of transaction costs	4,010,000	4,010	(71,560)	—	(67,550)
Net loss	—	—	—	(4,037,359)	(4,037,359)
September 30, 2023 (unaudited)	75,854,800	$75,855	$27,337,963	$(43,046,838)	$(15,633,020)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cyber App Solutions Corp.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(10,531,367)	$(24,021,298)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, amortization and accretion	83,742	38,586
Amortization of debt discount	92,502	6,635,147
Stock compensation expense	—	2,499,500
Interest expense	1,837,000	1,256,221
Event of default fees	5,875,111	9,116,888
Amortization of lease costs	141,981	36,103
Amortization of intangible costs	22,471	17,477
Gain on derivatives mark-to-market	(185,011)	(107,024)
Write-off acquired assets and liabilities	918	—
Interest income - related parties	—	(2,253)
Changes in operating assets and liabilities:
Prepaids and other current assets	(25,158)	(279,156)
Other long-term assets	(178,126)	(50,910)
Accounts payable	560,433	996,657
Accrued expenses and other liabilities	(20,491)	(931)
Lease liabilities	(145,823)	(32,942)
Net cash used in operating activities	(2,471,818)	(3,897,935)

Cash Flows From Investing Activities
Acquisition of helium properties	—	(163,843)
Additions to helium properties	(727,719)	(1,494,212)
Cash acquired from reverse asset acquisition	23,837	—
Related party note receivable advance	—	(25,000)
Net cash used in investing activities	(703,882)	(1,683,055)

Cash Flow From Financing Activities
Proceeds from notes payable and related party short-term loans	730,000	2,800,000
Payments on notes payable	(3,000,000)	(2,000,000)
Proceeds from capital contributions	750,000	3,550,200
Equity issuance costs	(26,000)	(166,000)
Debt issuance costs	(97,000)	-
Common stock issuance proceeds	4,806,000	—
Net cash provided by financing activities	3,163,000	4,184,200
Net decrease in cash and cash equivalents	(12,700)	(1,396,790)

Cash and cash equivalents, beginning of period	124,489	1,521,328
Cash and cash equivalents, end of period	$111,789	$124,538

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cyber App Solutions Corp.

Condensed Consolidated Statements of Cash Flows (Continued)

	For the Nine Months Ended
	September 30,
	2023	2022
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$63

Non-cash investing and financing activities
Issued short-term loan to paydown on Alpha Carta notes	$2,000,000	$—
Change in capital accruals	$1,172,433	$26,033
Initial fair value of bifurcated conversion options	$—	$99,661
Initial fair value of bifurcated warrants	$—	$29,371
Lease liability obtained through right-of-use asset	$960,201	$—
Members' equity issued to facilitate note amendments	$—	$750,000
Members' equity issued to facilitate assignment of note	$—	$2,000,000
Members' equity issued for cashless warrants	$—	$143,168

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cyber App Solutions Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and General Business Information

CYBER APP SOLUTIONS CORP. (the “Company” or "CYRB") is a corporation established under the corporation laws in the State of Nevada on February 19, 2021. The Company's corporate office is in Houston, Texas.

On July 17, 2023, the Company completed a reverse asset acquisition with Proton Green, LLC ("Proton Green"), a Wyoming limited liability company. Effective July 17, 2023, the Company, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Proton Green, and the members of Proton Green (the “Proton Green Members”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding membership interests of Proton Green held by the Proton Green Members for shares of common stock of the Company. At the Closing Date, the Company issued 68,000,000 new shares of common stock to the Proton Green Members, representing approximately 94.4% of the issued and outstanding shares of common stock of the Company following such issuance.

The Share Exchange Agreement was accounted for as a reverse asset acquisition in accordance with U.S. generally accepted accounting principles ("GAAP"). Under this method of accounting, CYRB has been treated as "acquired" for financial reporting purposes. Proton Green has been determined to be the "accounting acquirer" because Proton Green maintains control of the Board of Directors and management of the combined company and the operations of Proton Green constitute the only ongoing operations of the combined company. Under this method of accounting, the ongoing financial statements of the registrant reflect the net assets of Proton Green and CYRB at historical cost, with no goodwill or other intangible assets recognized, and the historical Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations reflect the historical activity of Proton Green.

The Company is focused on the acquisition, exploration, development and production of helium and food grade carbon dioxide (CO2) along with having the capabilities for carbon capture and storage. The Company’s assets are concentrated in the St. Johns Field located in Apache County, Arizona of the United States (the “St. Johns Field"). The Company commenced production at the St. Johns Field during the quarter ended September 30, 2023.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules of the SEC and the accounting standards for interim financial statements.

Segment Information

The Company has one reportable operating segment. The Company has identified its Chief Executive Officer as its chief operating decision maker, who evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. Therefore, segment disclosures are not required.

Use of Estimates

The preparation of the Company’s Condensed Consolidated Financial Statements in conformity with GAAP requires management to make various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, and expenses. Changes in these assumptions, judgments, and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts previously reported. The more significant areas requiring the use of assumptions, judgments and estimates in these financials include helium and CO2 reserves, cash flow inputs for impairment analysis, asset retirement obligations, fair value of derivative liabilities, and accrued expenses. See “Asset Retirement Obligations” of this Note 2 – Basis of Presentation and Summary of Significant Policies for more details on estimates involved in asset retirement obligations and Note 7 – Fair Value Measurements for more details on estimates and judgment involved in derivative liabilities. While management believes these estimates are reasonable, changes in facts and assumptions, or the discovery of new information may result in revised estimates. Actual results could differ from these estimates, and it is reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Cash and Cash Equivalents

The Company considers all cash on hand and highly liquid instruments with an original maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are held in financial institutions in amounts that may exceed the insurance limits of the Federal Deposit Insurance Corporation, however, management believes the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected. There were no cash equivalents as of September 30, 2023 or December 31, 2022.

Full Cost Method of Accounting for Helium and CO2 Properties

The Company use the full cost method of accounting for costs related to the acquisition, exploration, and development of helium and CO2 properties. Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities, are capitalized into a full cost pool and amortized over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved helium resources, discounted at 10% (standardized measure). Any costs in excess of the ceiling are written off as a non-cash expense. The expense may not be reversed in future periods. The ceiling limitation calculation is prepared using fixed contract prices the Company receives for the sale of its helium and CO2 production. The future cash outflows associated with future development or abandonment of wells will be included in the computation of the discounted present value of future net revenues for purposes of the ceiling limitation calculation. The net book value of the Company's helium and CO2 properties that were subject to the full cost ceiling limitation did not exceed the ceiling amount at September 30, 2023.

Costs associated with unproved helium and CO2 properties, which may include leasehold, seismic, drilling and capitalized interest costs, are excluded from the amortization base until the properties are evaluated or an impairment is indicated. The Company’s decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involves judgment and may be subject to changes over time based on several factors, including drilling plans, availability of capital, project economics and drilling results from adjacent acreage. The Company did not record any impairment to its unproved helium and CO2 properties at September 30, 2023.

Intangibles

The Company capitalized $89,883 for implementation costs of a service contract with a hosting arrangement during the first quarter of 2022. The current portion of the balance, net of accumulated amortization, is presented in "Prepaid expenses and other current assets" and the long-term portion of the balance, net of accumulated amortization, is presented in "Other long-term assets" in the Company's Consolidated Balance Sheets. The service contract with a hosting arrangement relates to the Company's enterprise resource planning system and it is being amortized using the straight-line method over an estimated useful life of three years. For the three and nine months ended September 30, 2023, the Company recognized amortization expense of $7,490 and $22,471, respectively. For the three and nine months ended September 30, 2022, the Company recognized expense of $7,490 and $17,477, respectively.

Asset Retirement Obligations (ARO)

Helium and CO2 properties require expenditures to plug and abandon the wells and reclaim the associated pads and other supporting infrastructure when the wells are no longer producing. An ARO associated with the retirement of a tangible long-lived asset such as helium properties is recognized as a liability in the period incurred or when it becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. These asset retirement costs are depleted on a unit-of-production basis within the full cost pool. The ARO is recorded at its estimated fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.

The following table summarizes the changes in the Company’s asset retirement obligation for period below:

Asset retirement obligations - December 31, 2022	$714,315
Accretion expense	32,795
Asset retirement obligations- September 30, 2023	$747,110

An ARO is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of assets and the Company’s credit adjusted risk free rate. Changes in any of these assumptions can result in significant revisions to the estimated ARO. Because of the subjectivity of assumptions, the costs to ultimately retire the Company’s wells may vary significantly from prior estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, "Revenue from Contracts with Customers."

The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•
Step 1: Identification of the contract, or contracts, with customer;
•
Step 2: Identification of the performance obligations in the contract;
•
Step 3: Determination of the transaction price;
•
Step 4: Allocation of the transaction price to the performance obligations in the contract; and
•
Step 5: Recognition of revenue when, or as, the performance obligation is satisfied.

The Company’s main revenue streams are from helium and food and beverage grade CO2 sales and all revenue is recorded at a point in time. The Company recognizes revenue when control of the product transfers to the customer, which differs depending on the contractual terms of each of the Company's arrangements. See Note 5 – Revenue Recognition for more details on the Company's revenue recognition.

Income Taxes

Income taxes have been accounted for in accordance with ASC 740, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net Loss per Share

The Company adheres to the provision of ASC 260, "Earnings Per Share", which specifies the computation, presentation, and disclosure requirements for earnings (loss) per share for entities with publicly held commons stock.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Common stock equivalents are only included when their effect is dilutive. The Company's potentially dilutive securities, which consist of warrants, have been excluded from the computation of diluted loss per share as they would be anti-dilutive.

Note 3 – Liquidity

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company’s development activities require it to make significant operating and capital expenditures. Its primary sources of liquidity have been through the issuance of debt and equity. The primary uses of cash have been for the St. Johns Field Acquisition, development of the St. Johns Field, commencing production, helium plant installation, corporate overhead, debt service costs, and paydown of debt.

The Company commenced production at its Phase I Helium Extraction Plant in July 2023 and had its first sale of helium produced from the St. Johns Field in August 2023. The Company's plan is to expand into its Phase II Helium Extraction Plant and construct CO2 processing facilities, which requires financing from external sources to complete the work. Until the Company completes its Phase II Helium Extraction Plant, it will not have sufficient revenues to address its negative working capital, which includes notes that are past their maturity date, and fund its general corporate overhead. In addition, the Company has suffered recurring losses since inception and has no assurance of future profitability. There is no assurance that the financing will be achieved, accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Note 4 – Reverse Asset Acquisition

Effective July 17, 2023, the Company, entered into the Share Exchange Agreement by and among the Company, Proton Green, and the Proton Green Members. Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding membership interests of Proton Green held by the Proton Green Members for shares of common stock of the Company. At the Closing Date, the Company issued 68,000,000 new shares of common stock to the Proton Green Members, representing approximately 94.4% of the issued and outstanding shares of common stock of the Company following such issuance. In connection with the closing of the transaction, Proton Green became a wholly owned subsidiary of CYRB,

The acquisition of assets was accounted for as a reverse asset acquisition in accordance with GAAP. Under this method of accounting, CYRB has been treated as "acquired" for financial reporting purposes. Proton Green has been determined to be the "accounting acquirer" because Proton Green maintains control of the Board of Directors and management of the combined company and the operations of Proton Green constitute the only ongoing operations of the combined company. Under this method of accounting, the ongoing financial statements reflect the consolidated net assets of Proton Green and CYRB at historical cost, with no goodwill or other intangible assets recognized, and the Condensed Consolidated Statements of Operations reflect the historical activity of Proton Green.

Under the terms of the merger, the Company issued 68,000,000 shares of common stock to the members of Proton Green, LLC in exchange for all membership interests, with consideration of $629,746, including estimated transaction costs incurred by Proton Green, LLC.

Note 5 – Revenue Recognition

Revenues from Contracts with customers

Helium and CO2. Helium and CO2 sales are recognized at the point title and control of the product is transferred to the customer, which will differ depending on the terms of each contract. Transfer of title and control drives the presentation of gathering, processing and other post-production expenses within the Company's Condensed Consolidated Statement of Operations.

For those contracts where the Company has concludes that control of the product transfers at the tailgate of the plant, the Company recognizes revenue on a gross basis, with gathering, processing and other post-production expenses presented within the Gathering and processing expenses line item on the Company's Condensed Consolidated Statements of Operations. Expenses and fees incurred after title and control transfers is netted against revenues. Alternatively, for those contracts where the Company has concluded that title and control of the product transfers at or near the wellhead or inlet of the plant, the Company recognizes helium and CO2 revenues net of gathering, processing and other post-production expenses.

Performance Obligations

The Company's contractual performance obligations arise upon the production of gas from wells in which the Company has an ownership interest. The performance obligations are considered satisfied upon control of helium and CO2 being transferred to the customer(s) at the dedicated delivery point, which in the Company's current contract is the tailgate of the plant. The Company records revenue in the month production is delivered to the customer. Settlement statements for helium sales delivered in a given month may not be received for up to 60 days after the end of the month in which the helium was delivered. However, payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, there was no receivables accrued.

Disaggregated Revenue information

For the three and nine months ended September 30, 2023, all of the Company's revenue is from helium sales at the St. Johns Field.

Note 6 – Property and Equipment, Net

Property and equipment, net is comprised of the following:

	September 30, 2023	December 31, 2022
Land	$259,793	$259,793
Unproved helium and CO2 properties	10,047,759	12,002,118
Proved helium and CO2 properties	2,099,508	—
Less: accumulated depletion	(24,576)	—
Total helium and CO2 properties, net	12,382,484	12,261,911

Plant	1,855,538	100,535
Other property and equipment	51,908	51,908
Less: accumulated depreciation	(40,067)	(13,695)
Total other property and equipment, net	1,867,379	138,748

Total property, plant and equipment, net	$14,249,863	$12,400,659

Helium and CO2 Properties

As the Company's development work progresses and the reserves on the Company's properties are proven, capitalized costs attributed to the properties and mineral interest are subject to depletion. Depletion of capitalized costs is provided using the units-of-production method based on proved helium and CO2 reserves. Depletion expense for the three and nine months ended September 30, 2023 , was $24,576. There was no depletion expense for the three and nine months ended September 30, 2022.

These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved helium and CO2 reserves discounted at 10%. Any costs in excess of the ceiling are written off as a non-cash expense. The Company did not record an impairment to proved helium and CO2 properties during the three and nine months ended September 30, 2023 and 2022.

Costs associated with unproved properties are excluded from the amortization base until the properties are evaluated or impairment is indicated. The costs associated with unproved leasehold acreage and related seismic data, are initially excluded from the amortization base. Leasehold costs are either transferred to the amortization base with the costs of drilling and/or completing a well on the lease or are assessed at least annually for possible impairment or reduction in value. The Company’s decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involves judgment and may be subject to changes over time based on several factors, including drilling plans, availability of capital, project economics and drilling results from adjacent acreage.

Other property, plant, and equipment

The Company's other property, plant, and equipment include a vehicle and plant costs. The vehicle is depreciated using the straight-line method over an estimated useful life of 5 years and the plant is depreciated using the straight-line method over an estimated useful life of 25 years. Related to the vehicle, for the three and nine months ended September 30, 2023, the Company recorded depreciation of $2,605 and $7,817, respectively, and for the three and nine months ended September 30, 2022, the Company recorded depreciation of $2,605 and $7,696, respectively. Related to the plant that commenced operations in July 2023, for the three and nine months ended September 30, 2023, the Company recorded depreciation of $18,555.

Note 7 – Fair Value Measurements

Fair value represents the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the reporting date. The Company’s assets and liabilities that are measured at fair value at each reporting date are classified according to a hierarchy that prioritizes inputs and assumptions underlying the valuation techniques. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs and consists of three broad levels:

•
Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date.

•
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable as of the reporting date.
•
Level 3: Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial Instruments

The Company’s financial instruments measured at fair value on a recurring basis consist of embedded conversion options and freestanding warrants that required bifurcation and to be accounted for separately as derivative financial instruments. The table below sets forth the financial instruments measured at fair value on a recurring basis, by level within the fair value hierarchy, as of December 31, 2022.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Bifurcated conversion options	$—	$—	$171,025	$171,025
Bifurcated warrants	—	—	13,986	13,986
Total Derivative Liabilities	$—	$—	$185,011	$185,011

As of September 30, 2023 and December 31, 2022, the Company used a Black-Scholes-Merton model to estimate the fair value of the conversion options and bifurcated warrants, which included assumptions such as risk-free rate, volatility, and expected term to estimate the fair value of the conversion options and the bifurcated warrants. After determining the fair value using the Black-Scholes-Merton model, such fair value was multiplied times the assumed ownership percentage from the conversion. After multiplying the fair value estimated by the Black Scholes-Merton model times the assumed ownership percentage from the conversion, the Company implemented the probability-weighted expected return method (PWERM), which considered the probability of success and failure of the Company. The following range of assumptions were used to fair value the conversion options and bifurcated warrants; however, the primary driver for the fair value going to zero was a decrease in the estimated enterprise value used in the Black-Scholes-Merton model:

	September 30, 2023		December 31, 2022
	Conversion Options	Bifurcated Warrants	Conversion Options	Bifurcated Warrants
Expected volatility	54.00%	63.00%	54.00%	63.00%
Risk-free interest rate	5.61%	5.36% - 5.37%	4.53%	4.36% - 4.37%
Dividend yield	—	—	—	—
Term (years)	0.33	1.23 - 1.28	0.33	1.98 - 2.03
Success probability	20.00%	20.00%	15.00%	15.00%

The Company calculated the following weighted-average assumptions based on fair values of the conversion options and bifurcated warrants:

	September 30, 2023		December 31, 2022
	Conversion Options	Bifurcated Warrants	Conversion Options	Bifurcated Warrants
Expected volatility	54.00%	63.00%	54.00%	63.00%
Risk-free interest rate	5.61%	5.36%	4.53%	4.37%
Dividend yield	—	—	—	—
Term (years)	0.33	1.25	0.33	2.00
Success probability	20.00%	20.00%	15.00%	15.00%

A reconciliation of the Company’s Level 3 balance is as follows:

Level 3 Balance at December 31, 2022	$185,011
Gains recognized in earnings	(185,011)
Level 3 Balance at September 30, 2023	$—

For the three and nine months ended September 30, 2023, there was no gain or loss and a gain of $185,011, respectively, on mark-to-market of the bifurcated conversion options and warrants recorded in the accompanying Condensed Consolidated Statement of Operations.

For the three and nine months ended September 30, 2022, there was a gain of $107,024 of the bifurcated conversion options and warrants recorded in the accompanying Condensed Consolidated Statement of Operations.

The carrying amounts of the Company’s cash, related party note receivable, accounts payable, and accrued expenses approximate their fair values because of the short-term maturities or liquid nature of these assets and liabilities.

Fair Value of Non-financial Assets and Liabilities

Non-financial assets and liabilities that are initially measured at fair value are comprised of ARO. The Company did not add any ARO during nine months ended September 30, 2023 or 2022.

Note 8 – Debt

All of the Company’s notes matured in 2022. Discounts were amortized through maturity date. The following is a summary of the Company’s outstanding notes payable:

	September 30, 2023	December 31, 2022
Amended and Restated Notes	$20,155,998	$19,280,887
Total notes payable, net	$20,155,998	$19,280,887

Kips Bay Note

On September 1, 2021, Proton Green, LLC entered into a $2,692,308 Zero-Percent Promissory Convertible Note by and among Proton Green, LLC, as borrower, and Kips Bay Selects LP, as lender (the “Kips Bay Note”). The Kips Bay Note was issued with a 35% original issue discount and maturity date of November 30, 2021. Along with the Kips Bay Note, Proton Green, LLC issued warrants to the lender to subscribe for and purchase from Proton Green, LLC Membership Interest, as defined in Note 12 – Stockholders’ Equity, equal to $250,000 exercisable at a strike price or exercise price calculated on a valuation of $250,000,000. Upon consummation of the reverse asset acquisition, the warrants became exercisable in the form of the Company's common stock; the warrants expire on September 21, 2024. The Kips Bay Note has a senior pari passu collateral position in all the assets of the Company and its securities.

The Kips Bay Note had the following amendments:

•
In October 2021, an amendment was made to the Kips Bay Note to extend the maturity date to January 15, 2022 and increase the principal amount to $3,298,077.
•
In December 2021, an amendment was made to the Kips Bay Note to extend the maturity date to January 31, 2022 and increase the principal amount to $3,513,469.
•
In January 2022, an amendment was made to the Kips Bay Note to extend the maturity date to February 18, 2022 and the Company agreed to an amendment fee of $300,000 due at the maturity date.
•
In February 2022, the Company and lender agreed to amend and restate the Kips Bay Note (the "Amended and Restated Kips Bay Note"), which extended the maturity date to April 7, 2022. The Amended and Restated Kips Bay Note bore interest at 18% per annum. As consideration for the maturity date extension, the Company agreed to pay the lender a financing, administrative, packaging, and extension fee totaling $6,324 per day due at maturity date.
•
In April 2022, an amendment was made to the Amended and Restated Kips Bay Note to extend the maturity date to April 29, 2022.

In July 2022, the lender of the Amended and Restated Kips Bay Note assigned its note and all related rights and obligations under it to the lender under the Amended and Restated Alpha Carta Note 2, as defined below, and the Amended and Restated Alpha Carta Note 3, as defined below (the “Amended and Restated Alpha Carta Notes”), in exchange for cash from the lender of the Amended and Restated Alpha Carta Notes. Proton Green, LLC also issued to Kips Bay Selects LP 0.67% of Membership Interest in the Proton Green, LLC in order to effect this assignment. Subsequent to the assignment, the Amended and Restated Kips Bay Note and the Amended and Restated Alpha Carta Notes, collectively referred to as the Amended and Restated Notes, were outstanding with the lender under the Amended and Restated Alpha Carta Notes.

Alpha Carta Note 2

On December 23, 2021, Proton Green, LLC entered into a $1,846,154 Zero-Percent Promissory Convertible Note by and among Proton Green, LLC, as borrower, and Alpha Carta, Ltd., as lender (the “Alpha Carta Note 2”). The Alpha Carta Note 2 was issued with a 35% original issue discount and maturity date of January 31, 2022. Along with the Alpha Carta Note 2, Proton Green, LLC, issued warrants to the lender to subscribe for and purchase from Proton Green, LLC Membership Interest equal to $150,000 exercisable at a strike price or exercise price calculated on a valuation of $250,000,000. Upon consummation of the reverse asset acquisition, the warrants became exercisable in the form of the Company's common stock; the warrants expire on December 23, 2024. The Alpha Carta Note 2 has a senior pari passu collateral position in all the assets of the Company and its securities.

The Alpha Carta Note 2 had the following amendments:

•
In January 2022, an amendment was made to the Alpha Carta Note 2 to extend the maturity date to February 18, 2022 and Proton Green, LLC agreed to an amendment fee of $300,000 due at the maturity date.
•
In February 2022, Proton Green, LLC and lender agreed to amend and restate the Alpha Carta Note 2 (the "Amended and Restated Alpha Carta Note 2") which extended the maturity date to April 7, 2022 and the Amended and Restated Alpha Carta Note 2 bore interest at 18% per annum. As consideration for the maturity date extension, Proton Green, LLC agreed to pay the lender a financing, administrative, packaging, and extension fee totaling $3,324 per day due at maturity date.
•
In April 2022, an amendment was made to the Amended and Restated Alpha Carta Note 2 to extend the maturity date to April 29, 2022.

Alpha Carta Note 3

On January 11, 2022, Proton Green, LLC entered into a $4,307,692 Promissory Convertible Note by and among Proton Green, LLC, as borrower, and Alpha Carta, Ltd., as lender (the “Alpha Carta Note 3”). The Alpha Carta Note 3 was issued with a 35% original issue discount and maturity date of January 31, 2022. Along with the Alpha Carta Note 3, Proton Green, LLC issued warrants to the lender to subscribe for and purchase from Proton Green, LLC Membership Interest equal to $100,000 exercisable at a strike price or exercise price calculated on a valuation of $250,000,000. Upon consummation of the reverse asset acquisition, the warrants became exercisable in the form of the Company's common stock; the warrants expire on January 11, 2025. The Alpha Carta Note 3 has a senior pari passu collateral position in all the assets of the Company and its securities.

The Alpha Carta Note 3 had the following amendments:

•
In February 2022, Proton Green, LLC and lender agreed to amend and restate the Alpha Carta Note 3 (the "Amended and Restated Alpha Carta Note 3") which extended the maturity date to April 7, 2022 and the Amended and Restated Alpha Carta Note 3 bore interest at 18% per annum. As consideration for the maturity date extension, Proton Green, LLC agreed to pay the lender a financing, administrative, packaging, and extension fee totaling $7,752 per day due at maturity date.
•
In April 2022, an amendment was made to the Amended and Restated Alpha Carta Note 3 to extend the maturity date to April 29, 2022.

Key Terms of and Events Under the Amended and Restated Kips Bay Note and Amended and Restated Alpha Carta Notes

The Amended and Restated Notes contain an optional conversion right and an automatic conversion feature. Under the optional conversion right, the lender has the right to convert all or part of the principal amount outstanding at the Company’s valuation of $250,000,000 into common stock. In the event the Company completes a listing of its common stock onto a national stock exchange or completes a Fundamental Event, as defined in the Amended and Restated Notes agreements, which includes events such as a consolidation or merger, disposition of all or substantially all of the properties or assets of the Company, and 50% or more of the ownership or voting power of the Company transferring, the lenders agreed to automatically convert the original issue discount into Membership Interest and the remaining principal amount would remain outstanding unless the lenders elect to convert such principal amount into Membership Interest.

The Amended and Restated Notes contain covenants that limit the Company’s ability to, among other things: incur additional indebtedness; incur liens; make any changes in the nature of its business and modify its corporate structure or purpose; enter into, renew, extend or be a party to, any transaction or series of related transactions with any affiliate, except in the ordinary course of business in no less favorable terms than in an arm’s length transaction; repay, repurchase or offer to repay, repurchase or otherwise acquire more than a de minimis number of its equity; redeem, defease, repurchase, repay or make any payments in respect of, by the payment of cash or cash equivalents, all or any portion of indebtedness or debt after the occurrence of an Event of Default; and declare or make any dividend or other distribution of its assets. There are no financial covenants.

The following events constitutes an Event of Default: (i) failure to pay the principal amount due at the maturity date; (ii) failure to issue or transfer shares to the lenders upon conversion of its principal amount; (iii) breach of any material agreements and covenants related to the notes; (iv) breach of any representations and warranties made any agreements related to the notes; (v) assignment or appointment of a receiver or trustee; (vi) any money judgment against the Company for more than $100,000, and shall remain unvacated, unbonded or unstayed for a period of twenty days; (vii) any bankruptcy, insolvency, reorganization, or liquidation proceedings or other proceedings, voluntary or unvoluntary, against the Company; (viii) if the Company becomes public, failure to maintain the listing of its common stock; (ix) if the Company becomes public, failure to comply with reporting requirements; (x) any dissolution, liquidation, or winding up of the Company; (xi) any cessation of operation or admittance by the Company that it is otherwise generally unable to pay its debts as such debts become due, provided, however that any disclosure of the Company’s ability to continue as a “going concern” shall not be an admission that the Company cannot pay its debt as they become due; (xii) the occurrence of any default under any agreement or obligation of the Company that is not cured within ten business days that could reasonably be expected to have a Material Adverse Effect, as defined in the Amended and Restated Notes; (xiii) default on any of its obligations greater than $100,000 under any indebtedness agreement that requires such indebtedness becoming due and payable prior to the date on which it would otherwise be due and payable; (xiv) failure by the company to maintain any material intellectual property rights, personal, real property, equipment, leases or other assets which are necessary to conduct its business and such breach is not cured within twenty days; (xv) failure to notify the lenders of any material event of which the Company is obligated to notify the lenders pursuant to the terms of the Amended and Restated Notes and related agreements; and (xvi) invalidity or unenforceability of the Amended and Restated Notes and any related agreements.

The Company failed to pay the principal, interest and fees outstanding under the Amended and Restated Notes on April 29, 2022, which constituted an Event of Default as defined in the Amended and Restated Notes agreements. The Event of Default Redemption Price includes: (i) the Redemption Price, which is 125% of the outstanding principal amount of the notes; (ii) all interest accrued on the principal amount up to the date of the Event of Default; (iii) the amendment fees; and (iv) interest accrued on the Redemption Price after the date of the Event of Default. In addition, the Company was required to pay: (i) liquidated damages of $750,000 per note; (ii) an amount equal to 1% of the Event of Default Redemption Price for each 30 day period during which redemptions fail to be made; and (iii) the daily financing, administrative, packaging, and extension fees.

The following table summarizes the principal, fees, and event of default costs accrued at September 30, 2023 and December 31, 2022 for the Amended and Restated Notes:

	September 30, 2023	December 31, 2022
Principal amount	$9,667,315	$9,667,315
Increase for redemption price	2,416,829	2,416,829
Fees added to oustanding balance	8,071,854	7,196,743
Notes payable outstanding at September 30, 2023	$20,155,998	$19,280,887

On June 20, 2023, the Company entered into a forbearance agreement with Alpha Carta, Ltd. (the "Forbearance Agreement"), whereby Alpha Carta, Ltd. shall forbear from exercising any of its rights and remedies under the notes discussed above subject to the Company's satisfaction of, among other things, payment in July 2023 of $3,000,000 and a monthly payment thereafter of $2,000,000 until the notes are paid in full. As of September 30, 2023, the Company was not in compliance with the Forbearance Agreement.

Interest Expense

Interest expense for the periods were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Amended and restated notes stated interest	$548,256	$548,256	$1,626,890	$1,256,221
Amortization of debt discount	—	2,000,000	—	6,635,147
Amortization of debt discount on related party short-term loans	92,502	—	92,502	—
Related party short-term loans interest	210,109	—	210,109
Other	—	—	—	63
Total interest expense	$850,867	$2,548,256	$1,929,501	$7,891,431

Note 9 – Derivatives

The terms of the Company’s convertible debt instruments, as discussed in Note 8– Debt, included conversion options and freestanding warrants that required bifurcation and to be accounted for separately as derivative financial instruments. The Company used the Black-Scholes Melton pricing model to value the derivative instruments. As of September 30, 2023, the fair value of the Company's derivative liabilities was zero. The following table summarizes the Company’s derivative liabilities as of December 31, 2022:

	December 31, 2022
	Bifurcated Conversion Options	Bifurcated Warrants	Total Derivatives Liabilities
Abdallah Note	$52,176	$—	$52,176
Kips Bays Note	35,898	8,351	44,249
Alpha Carta Note 2	82,951	5,635	88,586
Total derivative liabilities	$171,025	$13,986	$185,011

The gains and losses resulting from the mark-to-market of the bifurcated conversion options and warrants are included within “Gain on derivatives mark-to-market” in the Condensed Consolidate Statements of Operations. For the three and nine months ended September 30, 2023, there was no gain or loss and a gain of $185,011, respectively, on mark-to-market of the bifurcated conversion options and warrants recorded in the accompanying Condensed Consolidated Statement of Operations. For the three and nine months ended September 30, 2022, there was a gain of $107,024 on mark-to-market of the bifurcated conversion options and warrants recorded in the accompanying Condensed Consolidated Statement of Operations.

The initial fair value of the bifurcated conversion options and warrants were presented as a discount to the face value of the related convertible debt instruments. These discounts together with the stated interest on the convertible debt instruments are amortized over the life of the convertible debt instrument through periodic charges to income using the effective interest method.

Note 10 – Leases

As of September 30, 2023 and December 31, 2022, the Company had operating leases recorded on the Condensed Consolidated Balance Sheets for equipment leased at the plant in the St. Johns Field, office space in Houston, Texas (the “Houston Office”) and a site lease agreement in Arizona (the “Site Lease Agreement”) for storage of equipment. The equipment lease expires in March 2028, the Houston Office lease expires in October 2025 and the Site Lease Agreement expires in February 2024. All the leases have renewal options, but the Company did not recognize any of the renewal options. The Company excluded variable lease payments for operating expenses in the Houston Office and the service component of the equipment lease.

The accompanying balance sheet includes leases with terms greater than 12 months at commencement. The present value of future lease payments was determined based upon the Company’s incremental borrowing rate. The table below summarizes the Company's discount rate and remaining lease term.

	September 30, 2023	September 30, 2022
Weighted-average discount rate
Operating leases	26.57%	10.00%

Weighted-average remaining lease term (years)
Operating leases	4.22	2.27

The following table presents the components of the Company’s lease expenses for the following periods.

		Three Months Ended		Nine Months Ended
		September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Lease costs	Classification on our Statement of Operations
Operating lease costs	General and administrative expenses	$15,875	$10,583	$47,626	$31,748
Operating lease costs	Lease operating expenses	$1,452	$1,452	$4,355	$4,355
Operating lease costs	Gathering and processing expenses	$90,000	$—	$90,000	$—
Short-term lease costs	General and administrative expenses	$2,209	$2,209	$6,626	$6,626
Variable lease costs	Gathering and processing expenses	$60,000	$—	$60,000	$—
Variable lease costs	General and administrative expenses	$10,769	$9,040	$32,308	$19,548

Supplemental cash flow information related to leases were as follows:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating lease - operating cash flows	$145,823	$32,942

Maturities of the Company’s operating lease liabilities included on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2023 were as follows:

Operating Leases
2023	$106,164
2024	426,508
2025	417,079
2026	360,000
2027	360,000
2028	90,000
Total minimum lease payments	1,759,751
Less: imputed interest	(697,810)
Present value of future minimum lease payments	1,061,941
Less current obligation under leases	(176,336)
Non-current lease obligations	$885,605

Note 11 - Warrants

On September 1, 2021, Proton Green, LLC entered into a $1,923,077 Zero-Percent Promissory Convertible Note (the "Abdallah Note"). The Abdallah Note was settled in December 2021; however, the Abadallah Note included warrants to the lender to subscribe for and purchase from Proton Green, LLC Membership Interest equal to $250,000 exercisable at a strike price or exercise price calculated on a valuation of $250,000,000. In February 2022, Proton Green, LLC cancelled and exchanged the warrants for a 0.10% Membership Interest.

The Kips Bay Note, as amended, included warrants to the lender to subscribe for and purchase from Proton Green, LLC Membership Interest equal to $250,000 exercisable at a strike price or exercise price calculated on a valuation of $250,000,000. In February 2022, Proton Green, LLC cancelled and exchanged the warrants for a 0.10% Membership Interest.

The Alpha Carta Note 2, as amended, included warrants to the lender to subscribe for and purchase from the Company shares of common stock equal to $150,000 exercisable at a strike price or exercise price calculated on a valuation of $250,000,000. The warrants expire on December 23, 2024 and were outstanding at September 30, 2023.

The Alpha Carta Note 3, as amended, included warrants to the lender to subscribe for and purchase from the Company shares of common stock equal to $100,000 exercisable at a strike price or exercise price calculated on a valuation of $250,000,000. The warrants expire on January 11, 2025 and were outstanding at September 30, 2023.

Note 12 – Stockholders' Equity

Common Stock

The Company has one class of common stock. As of September 30, 2023 and December 31, 2022, the Company's authorized capital consists of 250,000,000 and 75,000,000 shares of common stock, respectively, with a par value of 0.001 per share. Effective July 13, 2023, the Company amended it articles of incorporation to increase the authorized shares of common stock from 75,000,000 to 250,000,000.

In connection with the reverse asset acquisition effective on July 17, 2023, CYRB issued 68,000,000 shares of common stock to the members of Proton Green, LLC in exchange for all membership interests. See Note 4 – Reverse Asset Acquisition for more details. As of September 30, 2023 and December 31, 2022, the Company had a total of 75,854,800 and 65,828,862 shares of common stock issued and outstanding, respectively.

Conversion Features. The lender under the Amended and Restated Notes have the right to convert all or part of the principal amount of the notes to shares of common stock at a company valuation of $250,000,000.

Note 13 – Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, giving effect to all potential dilutive securities outstanding for the period. Basic and diluted loss per share is computed using the treasury stock method.

For the three and nine months ended September 30, 2023, the numerator of basic net loss per share is the consolidated net loss of the Company attributable to common stockholders for the current reporting periods. The denominator of basic net loss per share is the sum of i) weighted average number of common shares of the accounting acquirer outstanding pre-acquisition multiplied by exchange ratio from the beginning of the period to date of acquisition and ii) weighted average number of common shares of the accounting acquiree outstanding post-acquisition from the date of acquisition to reporting date.

For the three and nine months ended September 30, 2022, the numerator of basic net loss per share is the net loss of the accounting acquirer attributable to common stockholders for the comparative reporting periods. The denominator of basic net loss per share is weighted average number of common shares of the accounting acquirer outstanding pre-acquisition, multiplied by the exchange ratio.

The following table sets forth the computation of basic and diluted net loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(4,037,359)	$(7,874,501)	$(10,531,367)	$(24,021,298)
Denominator:
Weighted average common stock outstanding - Basic and Diluted	74,222,435	60,174,819	69,630,617	48,969,873
Net loss per share of common stock outstanding - Basic and Diluted	$(0.05)	$(0.13)	$(0.15)	$(0.49)

As the Company was in a net loss position for all periods presented, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore are excluded from the calculation of diluted weighted average shares outstanding. This results in the calculation of weighted average shares outstanding to be the same for basic and diluted EPS.

For the three and nine months ended September 30, 2023 and 2022, the Company had outstanding warrants to purchase shares of common stock, exercisable at a fixed strike price or exercise price calculated on a valuation of $250,000,000. There would be 151,710 and 131,655 of additional common shares at September 30,2023 and September 30,2022, respectively, related to the possible exercise of outstanding warrants.

Note 14 – Transactions with Related Parties

Consulting Arrangements. The Company had various consulting agreements in place with entities and individuals that are stockholders and/or had ownership interest in a stockholder. Consulting services include executive management services, advisory fees, capital raise referral fees and investor relations services.

For the three months ended September 30, 2023 and 2022, the Company incurred $134,000 and $153,894 in fees with related party consultants, respectively. For the three months ended September 30, 2023, $130,000 of the related party costs were recorded in the Condensed Consolidated Statements of Operations to “General and administrative expenses – related parties" and $4,000 was recorded in the Condensed Consolidated Balance Sheets to "Stockholders' equity". For the three months ended September 30, 2022, $151,894 of related party costs were recorded in the Condensed Consolidated Statements of Operations to “General and administrative expenses – related parties" and $2,000 was recorded in the Condensed Consolidated Balance Sheets to "Stockholders' equity".

For the nine months ended September 30, 2023 and 2022, the Company incurred $395,500 and $609,561 in fees with related party consultants, respectively. For the nine months ended September 30, 2023, $365,500 of related party costs were recorded in the Condensed Consolidated Statements of Operations to “General and administrative expenses – related parties" and $30,000 was recorded in the Condensed Consolidated Balance Sheets to "Stockholders' equity". As of September 30, 2023, $4,000 was recorded in the Condensed Consolidated Balance Sheets to "Accrued expenses and other current liabilities". For nine months ended September 30, 2022, $443,561 of related party costs were recorded in the Condensed Consolidated Statements of Operations to “General and administrative expenses – related parties" and $166,000 was recorded in the Condensed Consolidated Balance Sheets to "Stockholders' equity". As of December 31, 2022, $10,000 of these related party fees were accrued in “Accrued expenses and other current liabilities”, respectively.

Related Party Short-Term Loans. During the nine months ended September 30, 2023, the Company issued short-term loans totaling $2,385,000, which consisted of a (1) $2,000,000 short-term loan issued on August 17, 2023 with a maturity date of October 17, 2023 and $2,200,000 due at maturity, (2) a $300,000 short-term loan issued on April 18, 2023 with a maturity date of June 26, 2023 and $360,000 due at maturity, and (3) an $85,000 short-term loan issued on September 21, 2023 with a maturity date of November 21, 2023 and $90,000 due at maturity, to certain stockholders. The proceeds were used to make a required payment under the Forbearance Agreement, to fund capital expenditures for the helium plant in the St. Johns Field, and to fund corporate overhead. The Company incurred referral fees for the issuance of related party short-term loans totaling $95,400 with a related party, of which $92,502 have been amortized in the Condensed Consolidated Statement of Operations to "Interest expense" and $2,898 was recorded in the Condensed Consolidated Balance Sheets to "Other long-term assets". As of September 30, 2023, $83,400 of the related party referral fees was recorded in the Condensed Consolidated Balance Sheets to "Accrued expenses and other current liabilities". In addition, $210,109 was recorded in the Condensed Consolidated Statement of Operations to "Interest expense".

Related Party Note Receivable. In September 2022, the Company loaned $25,000 to an entity where a common stockholder was an owner; the loan bore interest at zero percent. There was no stated maturity date for the loan. As of September 30, 2023 and December 31, 2022, the related party note receivable has balance of $25,000.

Advances from related party. Prior to the reverse asset acquisition, CYRB had received advances of $14,651 from CYRB's sole officer and director to pay for general and administrative costs. Upon the consummation of the reverse asset acquisition effective on July 17, 2023, the entire balance of $16,451 was forgiven. As of September 30, 2023 and December 31, 2022, there are no advances from related parties outstanding.

Note 15 – Commitments and Contingencies

Commitments

Company assets. As of September 30, 2023, all of the assets of the Company have been pledged as collateral for the Amended and Restated Notes.

Contingencies

Legal. In the ordinary course of business, the Company is party to various legal actions. In management’s opinion, the outcome of any such currently pending legal actions will not have a material adverse effect on the Company’s financial position or results of operations.

On March 1, 2022, a potential lender filed a motion for a default judgment against the Company. The Company filed an opposition to the motion and filed a motion for leave to file an answer. The potential lender is claiming a breach of contract seeking a $1,000,000 break-up fee related to a commitment letter for a proposed senior secured term loan facility. These legal matters have been postponed while the Company and the potential lender attempt to work together to remediate the issue. The Company expenses legal fees incurred associated with loss contingencies.

There are no other material litigation, arbitration or governmental proceeding currently pending against the Company or any members of its management team in their capacity as such requiring a contingent liability to be recognized as of the date of the consolidated financial statements.

Note 16 – Subsequent Events

Issuance of Equity

Subsequent to September 30, 2023, the Company issued 3,846,180 shares of its common stock for gross proceeds of $5,847,725.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for helium and CO2, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed in this Quarterly Report on Form 10-Q, particularly in “Item 1A. Risk Factors” and below in “Cautionary Statement Concerning Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current beliefs as of the date of this Quarterly Report on Form 10-Q, based on currently available information, as to the outcome and timing of future events.

You should not place undue reliance on these forward-looking statements. Forward-looking statements may included statements about:

•
our ability to achieve steady state operations at our first helium plant in the St. Johns Field;
•
the adequacy and availability of capital resources, credit and liquidity, including, but not limited to, debt refinancing, exchanges or repurchases of debt, issuances of debt or equity securities, and our ability to generate sufficient cash flow from operations to fund our capital expenditures and meeting working capital needs;
•
our future financial performance;
•
potential actions of our stakeholders and lenders;
•
our ability to continue as a going concern;
•
our ability to cure defaults under our debt agreements;
•
our business strategy;
•
our reserves;
•
our liquidity and capital resources;
•
the future of our operations;
•
our drilling prospects, inventories, projects and programs;
•
our ability to replace the reserves we produce through drilling and property acquisitions;
•
our realized helium and CO2 prices;
•
the timing and amount of our future production of helium and CO2;
•
our competition and government regulations;
•
our ability to obtain permits and governmental approvals;
•
our pending legal matters;

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.

All forward-looking statements, expressed or implied, included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Overview

We are a corporation established under the corporation laws in the State of Nevada on February 19, 2021. The Company's corporate office is in Houston, Texas.

On July 17, 2023, we completed a reverse asset acquisition with Proton Green, LLC ("Proton Green"), a Wyoming limited liability company. We entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among us, Proton Green, and the members of Proton Green (the “Proton Green Members”). Pursuant to the Share Exchange Agreement, we agreed to exchange the outstanding membership interests of Proton Green held by the Proton Green Members for shares of our common stock. At the Closing Date, we issued 68,000,000 new shares of common stock to the Proton Green Members, representing approximately 94.4% of the issued and outstanding shares of our common stock following such issuance. In connection with the closing of the transaction, Proton Green became a wholly owned subsidiary of ours. We are in the process of changing our name from "Cyber App Solutions Corp." to "Proton Green Corporation".

Subsequent to the Share Exchange Agreement, we have no other operations other than the operations acquired from Proton Green. We are focused on the acquisition, exploration, development and production of helium and food grade carbon dioxide (CO2) and we have the capabilities for carbon capture and storage. Our assets are concentrated in the St. Johns Field located in Apache County, Arizona of the United States (the “St. Johns Field"). We completed the construction our first helium plant in the St. Johns Field and commenced production and recognized revenue during the quarter ended September 30, 2023.

In August 2023, we received notice regarding a potential financial award from the U.S. Department of Energy ("DoE") that we, as a member of a consortium of companies, which includes us, Black & Veatch, Carbon Collect, CarbonCapture, Carbon Solutions, Arizona State University, University of New Mexico, University of Utah, Tallgrass, and the Arizona Geological Survey, had been selected to receive an approximately $11,600,000 grant for plans to develop the Southwest Regional Direct Air Capture ("DAC") Hub to advance the design of a regional DAC hub. The program aims to expedite the deployment of a nationwide network of large-scale DAC CO2 removal sites to address legacy CO2 pollution and complement rapid emission reduction in the region. We will work alongside our consortium partners to develop a storage field development plan to securely sequester CO2 captured from the atmosphere into our St. Johns Field basin. Under the program, we expect that we will receive reimbursement for certain overhead fees incurred. We expect to complete the negotiations of the DoE award during the fourth quarter of 2023.

Market Conditions

Helium is used in the medical, microchip manufacturing, technology, and space industry, among others. CO2 finds application in food and beverages, refrigeration, and industrial usage. We believe the current market conditions for helium and CO2 puts our products in high demand. There are no market spot prices for helium and CO2 sales. Sustained periods of low helium and CO2 prices could materially and adversely affect our financial position, our results of operations, the quantities of helium and CO2 reserves that we can economically produce and our access to capital.

Segment Information

The Company manages its business globally within one reportable segment, which is consistent with how our management reviews the business, prioritizes investment and resource allocation decisions and assesses operating performance.

Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	For the Three Months Ended
	September 30,		Change
	2023	2022	$	%
Helium revenue	$121,958	$—	$121,958	100%

Operating expenses
Depreciation, depletion, amortization and accretion	56,832	13,057	43,775	335%
Lease and well operating expenses	45,333	5,965	39,368	660%
Shut-in expenses	10,880	102,514	(91,634)	(89)%
Gathering and processing expenses	250,712	—	250,712	100%
Production taxes	5,240	—	5,240	100%
General and administrative expenses	797,311	3,223,180	(2,425,869)	(75)%
General and administrative expenses - related parties	130,000	151,894	(21,894)	(14)%
Total operating expenses	1,296,308	3,496,610	(2,200,302)	(63)%
Net loss from operations	(1,174,350)	(3,496,610)	2,322,260	(66)%
Other income (expense)
Interest expense	(850,867)	(2,548,256)	1,697,389	(67)%
Event of default fees	(1,987,387)	(1,936,662)	(50,725)	3%
Other income (expense), net	(24,755)	3	(24,758)	(825,267)%
Gain on derivative mark-to-market	—	107,024	(107,024)	(100)%
Total other expense	(2,863,009)	(4,377,891)	1,514,882	(35)%
Net loss	$(4,037,359)	$(7,874,501)	$3,837,142	(49)%

Helium revenue. The increase in helium revenues was due to the completion and startup of our first helium plant in the St. Johns Field. We sold approximately 250 MCF during the period.

Depreciation, depletion, amortization and accretion. The increase in depreciation, depletion, amortization and accretion primarily relates to depreciation on the gas processing plant costs in the amount of $18,555 that began production during the third quarter of 2023 and depletion expense in the amount of $24,576, which began in the third quarter of 2023 with the startup of production at our first well.

Lease and well operating expenses. The increase in lease and well operating expenses is primarily due to compression costs to run the helium plan in the St. Johns Field. Compression costs for the three months ended September 30, 2023 was $40,695 compared to zero for the three months ended September 30, 2022.

Shut-in expenses. The decrease in shut-in expenses for the three months ended September 30, 2023 compared to the same period in 2022 was due to a significant lease owner not requiring us to make a shut-in royalty payment to them in 2023 and the payment was made in 2022.

Gathering and processing expenses. The increase in gathering and processing expenses is due to the startup of our first helium plant in the St. Johns Field. Gathering and processing expenses are the cost incurred to operate the helium plant. Gathering and processing expenses for the three months ended September 30, 2023 consisted of $100,713 for electricity to power the equipment at the plant, $90,000 related to the amortization of leased equipment recorded in right-of-use assets, and $60,000 related to labor and maintenance at the helium plant.

Production taxes. The increase in production taxes is due us having sales during the three months ended September 30, 2023. Production taxes relates to the Arizona transaction privilege tax. We expect production taxes to be approximately 3.437% of helium revenues.

General and administrative expenses. The decrease in general and administrative expenses for the three months ended September 30, 2023 compared to the same period in 2022 is primarily driven by a decrease in stock compensation expense of $2,499,500. Stock compensation expense during the three months ended September 30, 2023 relates to equity compensation to a vendor.

General and administrative expenses - related parties. We had various consulting agreements in place with entities and individuals that are Members and/or had ownership interest in a Member. Consulting services include executive management services, advisory fees, business development, and investor relations services. The decrease for the three months ended September 30, 2023 compared to the same period in 2022 is due to a reduction in such consulting services being provided.

Interest expense. The decrease in interest expense for three months ended September 30, 2023 compared to the same period in 2022 is primarily related to the amortization of $2,000,000 debt issuance costs incurred to effectuate the assignment of the Kips Bay Note to the Alpha Carta lenders during the three months ended September 30, 2022. The decrease was partially offset by the interest expense incurred during the three months ended September 30, 2023 associated with the related party short-term notes issued in 2023.

Event of default fees. For the three months ended September 30, 2023 and 2022, we were in default on the Amended and Restated Notes and was incurring fees due to being in default. One of the fees is calculated utilizing the accumulated outstanding interest expense payable balance; as the balance grows, the period default fee grows. The increase in interest expense for the three months ended September 30, 2023 compared to the same period in 2022 is due to the increasing interest expense payable balance utilized in the default fee calculation.

Other income (expense), net. The increase in other income (expense), net for the three months ended September 30, 2023 compared to the same period in 2022 was due to the write-off of certain assets and liabilities acquired in the reverse acquisition among Cyber App Solutions Corp and Proton Green, LLC.

Gain on mark-to-market. Our Amended and Restated Notes contained conversion features and warrants that were embedded derivatives that required bifurcation; this balance represents the change in fair value of the conversion features and warrants.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	For the Nine Months Ended
	September 30,		Change
	2023	2022	$	%
Helium revenue	$121,958	$—	$121,958	100%

Operating expenses
Depreciation, depletion, amortization and accretion	83,742	38,586	45,156	117%
Lease and well operating expenses	98,210	15,640	82,570	528%
Shut-in expenses	145,513	273,370	(127,857)	(47)%
Gathering and processing expenses	400,712	—	400,712	100%
Production taxes	5,240	—	5,240	100%
General and administrative expenses	1,910,060	5,851,106	(3,941,046)	(67)%
General and administrative expenses - related parties	365,500	443,561	(78,061)	(18)%
Deposit on terminated purchase and sale agreement	—	500,000	(500,000)	(100)%
Total operating expenses	3,008,977	7,122,263	(4,113,286)	(58)%
Net loss from operations	(2,887,019)	(7,122,263)	4,235,244	(59)%
Other income (expense)
Interest expense	(1,929,501)	(7,891,431)	5,961,930	(76)%
Event of default fees	(5,875,111)	(9,116,888)	3,241,777	(36)%
Interest income - related parties	—	2,252	(2,252)	(100)%
Other income, net	(24,747)	8	(24,755)	(309,438)%
Gain on derivative mark-to-market	185,011	107,024	77,987	100%
Total other expense	(7,644,348)	(16,899,035)	9,254,687	(55)%
Net loss	$(10,531,367)	$(24,021,298)	$13,489,931	(56)%

Helium revenue. The increase in helium revenues was due to the completion and startup of our first helium plant in the St. Johns Field. We sold approximately 250 MCF during the period.

Depreciation, depletion, amortization and accretion. The increase in depreciation, depletion, amortization and accretion primarily relates to depreciation on the gas processing plant costs in the amount of $18,555 that began production during the third quarter of 2023 and depletion expense in the amount of $24,576, which began in the third quarter of 2023 with the startup of production at our first well. The remaining increase is due to an additional $2,000 of accretion expense.

Lease and well operating expenses. The increase in lease and well operating expenses is primarily due to compression costs to run the helium plan in the St. Johns Field. Compression costs for the nine months ended September 30, 2023 was $83,224 compared to zero for the nine months ended September 30, 2022.

Shut-in expenses. The decrease in shut-in expenses for the nine months ended September 30, 2023 compared to the same period in 2022 was due to a significant lease owner not requiring us to make a shut-in royalty payment to them in 2023 and the payment was made in 2022.

Gathering and processing expenses. The increase in gathering and processing expenses is due to the startup of our first helium plant in the St. Johns Field. Gathering and processing expenses are the cost incurred to operate the helium plant. Gathering and processing expenses for the nine months ended September 30, 2023 consisted of $100,713 for electricity to power the equipment at the plant, $180,000 related to the amortization of leased equipment recorded in right-of-use assets, and $120,000 related to labor and maintenance at the helium plant.

Production taxes. The increase in production taxes is due us having sales during the nine months ended September 30, 2023. Production taxes relates to the Arizona transaction privilege tax. We expect production taxes to be approximately 3.437% of helium revenues.

General and administrative expenses. The decrease in general and administrative expenses for the nine months ended September 30, 2023 compared to the same period in 2022 is primarily driven by a decrease in stock compensation expense of $2,499,500. Stock compensation expense during the nine months ended September 30, 2023 relates to equity compensation to a vendor. The remaining decrease of approximately $1,477,000 primarily relates to a reduction in professional fees. Professional fees during the nine months ended September 30, 2022 primarily related to accounting professionals assisting with design and implementation of accounting policies and procedures, general ledger accounting, and preparation for being a public company and engineering professional assisting with development plans of the St. Johns Field and permitting studies; such costs were not incurred to the same magnitude during the nine months ended September 30, 2023.

General and administrative expenses - related parties. We had various consulting agreements in place with entities and individuals that are Members and/or had ownership interest in a Member. Consulting services include executive management services, advisory fees, business development, and investor relations services. The decrease for the nine months ended September 30, 2023 compared to the same period in 2022 is due to a reduction in such consulting services being provided.

Deposit on terminated purchase and sale agreement. During the nine months ended September 30, 2022, we paid an earnest deposit towards a purchase and sale agreement that was terminated.

Interest expense. The decrease in interest expense for nine months ended September 30, 2023 compared to the same period in 2022 is primarily related to the amortization of $2,000,000 debt issuance costs incurred to effectuate the assignment of the Kips Bay Note to the Alpha Carta lenders and the amortization of $4,635,147 of original issue discount on the Kips Bay Note and Alpha Carta Notes during the nine months ended September 30, 2022. The decrease was partially offset by the interest expense incurred during the nine months ended September 30, 2023 associated with the related party short-term notes issued in 2023.

Event of default fees. For the nine months ended September 30, 2023 and 2022, we were in default on the Amended and Restated Notes and was incurring fees due to being in default. During the nine months ended September 30, 2022, we recorded $2,416,829 to increase the principal balance to its redemption value and we recorded a $2,250,000 liquidated damage fee; we did not incur similar fee during the nine months ended September 30, 2023. This decrease was partially offset by an increase of $1,425,052 in the 1% of the Event of Default Redemption Price and the daily financing, administrative, packaging, and extension fees. The increase in the fees was primarily due to nine months of fees during the nine months ended September 30, 2023 compared to four months of fees during the nine months ended September 30, 2022 because the event of default occurred in April 2022.

Other income (expense), net. The increase in other income (expense), net for the nine months ended September 30, 2023 compared to the same period in 2022 was due to the write-off of certain assets and liabilities acquired in the reverse acquisition among Cyber App Solutions Corp and Proton Green, LLC.

Gain on mark-to-market. Our Amended and Restated Notes contained conversion features and warrants that were embedded derivatives that required bifurcation; this balance represents the change in fair value of the conversion features and warrants.

Related Party Transactions

During the nine months ended September 30, 2023, we received short-term loans totaling $2,385,000, which consisted of a (1) $2,000,000 short-term loan issued on August 17, 2023 with a maturity date of October 17, 2023 and $2,200,000 due at maturity, (2) a $300,000 short-term loan issued on April 18, 2023 with a maturity date of June 26, 2023 and $360,000 due at maturity, and (3) an $85,000 short-term loan issued on September 21, 2023 with a maturity date of November 21, 2023 and $90,000 due at maturity, to certain Members. The proceeds were used to make a required payment under the Forbearance Agreement, to fund capital expenditures for the helium plant in the St. Johns Field, and to fund corporate overhead. The Company incurred referral fees for the issuance of related party short-term loans totaling $95,400 with a related party. At the time of the transactions, the stockholders involved held a direct interest in us or a direct or indirect interest in an entity that held a direct interest in us.

Liquidity and Capital Resources

Since inception, we have generated significant losses. As of September 30, 2023, we had an accumulated deficit of $42,897,466. We did not begin to produce or generate any revenue from sales of our helium at the St. Johns Field until August 2023 and have only generated limited revenue to date. Our primary sources of capital have been through proceeds from the issuance of debt and equity. The primary uses of capital to date has been for the acquisition of our mineral leases in the St. Johns Field, which gave us operating control over approximately 152,000 acres in Apache County, Arizona, development of the St. Johns Field, paying debt service costs, initiating production, helium plant installation and funding corporate overhead.

We define working capital as current assets less current liabilities. At September 30, 2023 and December 31, 2022, we had a working capital deficit of $29,445,192 and $22,343,766, respectively. The deficit was primarily due to the amounts outstanding under the Kips Bay Note and Alpha Carta Notes, as they are classified as current liabilities.

Subsequent to September 30, 2023, we received cash proceeds of $5,847,725 from the issuance of our common stock. As of November 17, 2023, we had cash on hand of $3,846,180. Our material liquidity needs over the next twelve months from the date of these financial statements being issued consist of the following:

•
On April 29, 2022, we failed to pay the principal, interest and fees outstanding under the notes that we issued to Kips Bay Selects LP and Alpha Carta, Ltd, which constituted an Event of Default as defined in the note agreements, and resulted in us owing them the Event of Default Redemption Price. See Note 8, Debt, for more details on the individual notes and components of the Event of Default Redemption Price. Further note that in 2022, Kips Bay Selects, LP assigned its debt to Alpha Carta, Ltd.; therefore, all notes are due to Alpha Carta, Ltd.

On June 20, 2023, we entered into a forbearance agreement with Alpha Carta, Ltd. (the "Forbearance Agreement"), whereby Alpha Carta, Ltd. shall forbear from exercising any of its rights and remedies under the notes discussed above subject to our satisfaction of, among other things, payment in July 2023 of $3,000,000 and a monthly payment thereafter of $2,000,000 until the notes are paid in full. As of September 30, 2023, the Company was not in compliance with the Forbearance Agreement and had an Event of Default Redemption Price due of approximately $20,155,998.

We are in the process of negotiating a settlement of the Event of Default Redemption Price, whereby we plan to issue new debt and use the proceeds to pay a settled upon amount as full satisfaction and settlement of the Event of Default Redemption Price and the terms of the new debt would extend the maturity date of our notes due, lower the cost of debt outstanding, and include equity conversion features that will allow some portion or all of the new debt to be settled with equity. There is no guarantee that we will be successful in negotiating a settlement of the Event of Default Redemption Price or that we will be successful in issuing new debt sufficient enough to payoff a settlement amount. If we are not successful in settling the Event of Default Price, the lender shall be free to exercise any and all rights and remedies against us provided under the note agreement, which includes exercising their right of the lien on our assets.

•
We plan to expand the capacity of our first helium plant in the St. Johns Field, which we estimate will require capital expenditures ranging from $1,500,000 to $2,000,000. We expect with this expansion, that we will generate sufficient cash flows to cover operating costs at the helium plant, fund corporate overhead, and make payments required for any new debt we issue to settle the Event of Default Redemption Price.

These matters raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that these Condensed Consolidated Financial Statements are issued. The Condensed Consolidated Financial Statements included in this report have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Condensed Consolidated Financial Statements do not include adjustments that might result from the outcome of these uncertainties.

Over the next twelve to eighteen months from the date of these financial statements being issued, in addition to continuing to develop our helium reserves, we plan to focus on the development of our CO2 reserves. We have front-end engineering design studies underway for our CO2 plants. Our current plans are to install two CO2 plants at the St. Johns Field that are capable of producing a combined 1,000 tons per day of liquid CO2. Our estimate of the cost for each CO2 plant ranges from $11,000,000 to $13,000,000. In addition, we expect that we'll need additional capital ranging from $3,000,000 to $6,000,000 to drill new wells to keep our helium and CO2 plants at capacity.

We are currently negotiating a financing instrument that we believe will provide sufficient capital to fund the CO2 plants and began drilling new wells as needed. We believe the cash flows generated from the addition of the CO2 plants will be more than sufficient to repay the financing instrument that's currently being negotiated on its terms and fund any additional capital needed to drill new wells. Helium and CO2 production levels that we believe we are capable of achieving as a result of these capital expenditures will position us as a top tier producer of helium and liquid CO2, thereby giving us considerable bargaining power when negotiating off-take and transportation agreements. If we are unable to negotiate a financing instrument or one on acceptable terms, we may not be able to finance the capital expenditures necessary to develop our helium and CO2 reserves. Because we are the operator of all of our acreage, the timing and level of our capital spending is largely discretionary and within our control.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance arrangements or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the period indicated:

	For the Nine Months Ended
	September 30,
	2023	2022
Net cash provided by (used in):	(unaudited)
Operating activities	(2,471,818)	(3,897,935)
Investing activities	(703,882)	(1,683,055)
Financing activities	3,163,000	4,184,200

Operating activities. The decrease in net cash used in operating activities of $1,426,117 was primarily due to a decrease in general and administrative expenses of approximately $1,520,000, a decrease of $500,000 related to deposit on terminated purchase and sale agreement, and a change in helium revenues of approximately $122,000. These decreases to were partially offset by a positive change in working capital of $442,000 and an increase in gathering and processing expenses of $401,000.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2023 included approximately $728,000 primarily related to capital expenditures paid for the gas processing plant at the St. Johns Field, partially offset by approximately $24,000 related to cash acquired in the reverse acquisition. Net cash used in investing activities for the nine months ended September 30, 2022 included approximately $1,658,000 related to capital expenditures paid as final settlement for the acquisition of the mineral leases at the St. Johns Field, acquire equipment for the gas processing facility, install electrical infrastructure to the St. Johns Field, and acquire surface land to construct the gas processing plant upon and a $25,000 advance to a related party.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of proceeds of $5,556,000 from the issuance of equity and proceeds of $730,000 from short-term notes issued by the company. This increase was partially offset by the paydown on debt of $3,000,000 and payment of $123,000 for equity issuance costs. Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of cash proceeds of $3,550,200 from the issuance of equity and net cash proceeds of $2,800,000 from the issuance of the Alpha Carta Note 3 partially offset by the paydown on debt of $2,000,000 and payment of $166,000 for equity issuance costs.

Contractual Obligations and Commitments

Helium Recovery Unit. On January 3, 2022, we entered into a Master Services Agreement (the "MSA") with a contractor for the contractor to provide certain helium removal and purification services at the plant in the St. Johns Field. The service consist of processing our feed gas using the contractor's pressure swing absorption process and equipment to be operated by the contractor. It is a five-year lease that commenced on April 1, 2023. The lease fee is $50,000 per month for the service and increases to $70,000 per month if or when we have the contractors add more equipment to increase the capacity of gas the plant can process. We accounted for this lease under ASC 842 as an operating lease that's been recorded to the balance sheet.

Houston Office Lease. On September 30, 2022, we amended the lease for our corporate office in Houston, Texas. The commencement date of the amendment was October 15, 2022 and the lease expiration date was October 31, 2025. We accounted for this lease under ASC 842 as an operating lease that's been recorded to the balance sheet. The lease payments escalate annually, but will result in a straight-line amortization of $5,292 per month in "General and administrative expenses" through December 31, 2023.

On October 25, 2023, we entered into a second amendment on the lease for our corporate office in Houston, Texas to expand the amount of square feet leased. The commencement date for the expansion is January 1, 2024 and the expiration date will be extended to January

31, 2027. We will have co-tenants with the expansion, which we believe will result in a straight-line amortization of approximately $3,800 per month in "General and administrative expenses" over the life of the contract.

Please see Note 15, Commitments and Contingencies, to the financial statements.

Critical Accounting Policies and Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates.

Full Cost Method of Accounting for Helium and CO2 Properties

We use the full cost method of accounting for costs related to the acquisition, exploration, and development of helium and CO2 properties. Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities, are capitalized into a full cost pool and amortized over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved helium resources, discounted at 10% (standardized measure). Any costs in excess of the ceiling are written off as a non-cash expense. The expense may not be reversed in future periods. The ceiling limitation calculation is prepared using fixed contract prices we receive for the sale of our helium and CO2 production. The future cash outflows associated with future development or abandonment of wells will be included in the computation of the discounted present value of future net revenues for purposes of the ceiling limitation calculation. The net book value of our helium and CO2 properties that were subject to the full cost ceiling limitation did not exceed the ceiling amount at September 30, 2023.

Costs associated with unproved helium and CO2 properties, which may include leasehold, seismic, drilling and capitalized interest costs, are excluded from the amortization base until the properties are evaluated or an impairment is indicated. The Company’s decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involves judgment and may be subject to changes over time based on several factors, including drilling plans, availability of capital, project economics and drilling results from adjacent acreage. We did not record any impairment to our unproved helium and CO2 properties at September 30, 2023.

For a summary of our additional accounting policies see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the financial statements. In addition, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the December 31, 2022 financial statements filed as Exhibit 99.1 on Form 8-K on September 29, 2023 for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are note required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of September 30, 2023, our disclosure controls and procedures were not effective as a result of a material weaknesses identified during the year ended December 31, 2022 and the quarter ended September 30, 2023 that we are in the process of remediating. The material weakness related to the lack of review and management oversight and lack of communication and retention of legal documents, which led to the incorrect application of generally accepted accounting principles and ineffective controls over the financial statement close and reporting processes.

We are recruiting additional finance and accounting personnel and we will continue to evaluate our personnel in all key finance and accounting positions to see if additional finance and accounting personnel are required.

We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the audit of the financial statements attributable to Proton Green, LLC, management concluded that the Company had material weaknesses as of December 31, 2022 due to (i) lack of review and management oversight and (ii) lack of communication and retention of legal documents. As a result of the material weaknesses identified, our CEO and CFO have concluded that our internal controls over financial reporting were not effective as of September 30, 2023.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various legal proceedings arising in the ordinary course of business, including proceedings for which we have insurance coverage. We do not believe the results of any legal proceedings, individually or in th aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Unregistered Securities:

Date	Title	Amount	Aggregate Proceeds	Class of Person
7/17/2023	Common Stock	68,000,000	$-	Proton Green Members	[1]
7/19/2023	Common Stock	1,920,000	2,400,000	Investors	[2]
7/20/2023	Common Stock	1,000,000	1,250,000	Investors	[2]
7/28/2023	Common Stock	800,000	1,000,000	Investors	[2]
9/26/2023	Common Stock	124,800	156,000	Investors	[2]
10/2/2023	Common Stock	236,000	295,000	Investors	[2]
10/5/2023	Common Stock	24,000	150,000	Investors	[2]
10/6/2023	Common Stock	48,000	300,000	Investors	[2]
10/11/2023	Common Stock	133,600	247,000	Investors	[2]
10/13/2023	Common Stock	2,098,000	2,622,500	Investors	[2]
10/17/2023	Common Stock	48,000	300,000	Investors	[2]
10/19/2023	Common Stock	48,000	300,000	Investors	[2]
10/20/2023	Common Stock	8,000	50,000	Investors	[2]
10/24/2023	Common Stock	16,000	100,000	Investors	[2]
10/26/2023	Common Stock	234,580	293,225	Investors	[2]
11/9/2023	Common Stock	400,000	500,000	Investors	[2]
11/10/2023	Common Stock	40,000	50,000	Investors	[2]
11/13/2023	Common Stock	80,000	100,000	Investors	[2]
11/14/2023	Common Stock	488,000	610,000	Investors	[2]
11/15/2023	Common Stock	100,000	125,000	Investors	[2]
11/16/2023	Common Stock	80,000	100,000	Investors	[2]
Total		75,926,980	$10,948,725

[1] Effective July 17, 2023, the Company, entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Proton Green, LLC ("Proton Green"), and the members of Proton Green (the “Proton Green Members”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding membership interests of Proton Green held by the Proton Green Members for shares of common stock of the Company. At the Closing Date, the Company issued 68,000,000 new shares of common stock to the Proton Green Members. In connection with the closing of the transaction, Proton Green became a wholly owned subsidiary of CYRB, and the Company is in the process of changing its name from "Cyber App Solutions Corp." to "Proton Green Corporation".

[2] The Company entered into various Subscription Agreements with Investors for the issuance of an aggregate of 7,926,980 shares of Common Stock at a price ranging from $1.25 per share to $6.25 per share, par value $0.001. The Company intends to use the net proceeds from the funds received to finance the acquisition, exploration, drilling or improvements of the Company or its subsidiaries’ helium and CO2 properties or for other customary general corporate purposes. The Investors will not sell, assign, pledge, give, transfer or otherwise dispose of the Common Stock, or any interest therein, or make any offer or attempt to do any of the foregoing, except pursuant to a registration of such securities under the Securities Act of 1933, as amended (the “Securities Act”), and all applicable state securities laws or in a transaction which is exempt from the registration provisions of the Act and all applicable state securities laws.

These securities were not registered under the Securities Act of 1933, but qualified for exemption under Section 4(2) of the Securities Act. The securities were exempt from registration under Section 4(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) of the Securities Act since they agreed to, and received, share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.”

Item 3. Defaults Upon Senior Securities.

The Company failed to pay the principal, interest and fees outstanding under the Amended and Restated Notes on April 29, 2022, which constituted an Event of Default as defined in the Amended and Restated Notes agreements. The Event of Default Redemption Price includes: (i) the Redemption Price, which is 125% of the outstanding principal amount of the notes; (ii) all interest accrued on the principal amount up to the date of the Event of Default; (iii) the amendment fees; and (iv) interest accrued on the Redemption Price after the date of the Event of Default. In addition, the Company was required to pay: (i) liquidated damages of $750,000 per note; (ii) an amount equal to 1% of the Event of Default Redemption Price for each 30 day period during which redemptions fail to be made; and (iii) the daily financing, administrative, packaging, and extension fees.

On June 20, 2023, the Company entered into a forbearance agreement with Alpha Carta, Ltd. (the "Forbearance Agreement"), whereby Alpha Carta, Ltd. shall forbear from exercising any of its rights and remedies under the notes discussed above subject to the Company's satisfaction of, among other things, payment in July 2023 of $3,000,000 and a monthly payment thereafter of $2,000,000 until the notes are paid in full. As of September 30, 2023, the Company was not in compliance with the Forbearance Agreement.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Related Party Agreements

On August 17, 2023, the Company entered into a $2,000,000 short-term loan with a related party. The short-term loan had a maturity date of October 17, 2023. If the short-term loan was paid on or before September 17, 2023, the Company agreed to pay the related party $2,150,000 and if the short-term loan was paid on or the maturity date of October 17, 2023, the Company agreed to pay the related party $2,200,000. On November 11, 2023, the short-term loan was assigned to Cyber One, Ltd.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
4.1*	Trade Credit Agreement with Related Party
10.1*	Common Stock Subscription Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 20, 2023	By:	/s/ Steven Looper
Steven Looper
Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Kenneth Winters
Chief Financial Officer
(Principal Financial and Accounting Officer)