Form 10-K
period 2023-12-31
Cyber App Solutions Corp.
filed 2024-04-01
CIK 1851048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 333-254676

CYBER APP SOLUTIONS CORP.

(Exact name of Registrant as specified in its Charter)

Nevada	98-1585090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Bering Drive, Suite 875, Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 400-2987

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CYRB	OTC Pink Open Markets

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of Registrant’s Common Stock outstanding as of April 1, 2024 was 80,896,865.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in this Annual Report on Form 10-K. These forward-looking statements are based on management’s current beliefs as of the date of this Anuual Report on Form 10-K, based on currently available information, as to the outcome and timing of future events.

You should not place undue reliance on these forward-looking statements. Forward-looking statements may included statements about:

●	our ability to achieve steady state operations at our first helium plant in the St. Johns Field;

●	the adequacy and availability of capital resources, credit and liquidity, including, but not limited to, debt refinancing, exchanges or repurchases of debt, issuances of debt or equity securities, and our ability to generate sufficient cash flow from operations to fund our capital expenditures and meeting working capital needs;

●	our future financial performance;

●	potential actions of our stakeholders and lenders;

●	our ability to continue as a going concern;

●	our ability to cure defaults under our debt agreements;

●	our business strategy;

●	our reserves;

●	our liquidity and capital resources;

●	the future of our operations;

●	our drilling prospects, inventories, projects and programs;

●	our ability to replace the reserves we produce through drilling and property acquisitions;

●	our realized helium and CO2 prices;

●	the timing and amount of our future production of helium and CO2;

●	our competition and government regulations;

●	our ability to obtain permits and governmental approvals;

●	our pending legal matters;

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on Form 10-K are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.

All forward-looking statements, expressed or implied, included in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report on Form 10-K.

ii

PART I

Item 1. Business.

Overview

Cyber App Solutions Corp. (the “Company,” “CYRB” “we,” “us,” or “our”) is a corporation established under the corporation laws in the State of Nevada on February 19, 2021.

On July 17, 2023, we completed a reverse asset acquisition with Proton Green, LLC (“Proton Green”), a Wyoming limited liability company (the “Acquisition”). Effective July 17, 2023, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among us, Proton Green, and the members of Proton Green (the “Proton Green Members”). Pursuant to the Share Exchange Agreement, we agreed to exchange the outstanding membership interests of Proton Green held by the Proton Green Members for shares of our Common Stock. At the Closing Date, we issued 68,000,000 new shares of Common Stock to the Proton Green Members, representing approximately 94.4% of the issued and outstanding shares of our Common Stock following such issuance. In connection with the closing of the transaction, Proton Green became a wholly owned subsidiary of ours.

As a result of the Acquisition, the Proton Green Members were collectively able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of the Company. The Managing Member of Proton Green assumed the role of President, Chief Executive Officer and Director immediately following the Acquisition. We are in the process of changing our name from “Cyber App Solutions Corp.” to “Proton Green Corporation”.

Our shares of Common Stock remain quoted on the OTC Pink Open Market operated by the OTC Markets Group, Inc. (the “OTC”) under the symbol “CYRB”.

Subsequent to the Share Exchange Agreement, we have no other operations other than the operations acquired from Proton Green. We are focused on the acquisition, exploration, development and production of helium and beverage grade carbon dioxide (“CO2”) and we have the capabilities for carbon capture and storage. Our assets are concentrated in the St. Johns Field located in Apache County, Arizona of the United States (the “St. Johns Field”).

We completed the installation of our first helium processing plant in the St. Johns Field and commenced production and generated our first helium revenues during the third quarter of 2023. We utilized one of the acquired wells for our initial production phase, but future development will consist of drilling new wells and the recompletion of existing wells after obtaining permits from the state of Arizona. The first helium plant has a current processing capacity of approximately 4 million cubic feet per day of inlet gas during this initial long term process testing phase. However, we are analyzing the production and processing performance and plans to expand the capacity of this first helium processing plant to 20 million cubic feet per day of inlet gas.

We are also focused on the commercialization of our CO2 reserves. Front-end engineering design (“FEED”) studies are underway for beverage grade CO2 plants with a plan to install multiple modular CO2 plants at the St. Johns Field, each capable of processing up to 500 tons per day each of liquid CO2. The pace of installation will initially rely upon availability of external financing. However, as internally generated cash flow builds, we will continue to add CO2 plants that are capable of processing up to 500 tons per day of liquid CO2 on a routine basis. We have engaged with multiple plant equipment providers to determine the most economical and productive construction partner following the completion of the FEED studies.

Our principal executive offices are located at 2000 Bering Drive, Suite 875, Houston, Texas, 77057. Our main telephone number is (713) 400-2987. Our website is www.protongreen.com. The information contained on, or that can be accessed through, our website is not incorporated by reference and is not a part of this Annual Report on Form 10-K.

Marketing and Sales Activities

Helium is used in the medical, microchip manufacturing, technology, and space industry, among others. CO2 finds application in food and beverages, refrigeration, and industrial usage. We believe the current market conditions for helium and CO2 puts our products in high demand. However, there are no market spot prices for helium or CO2 sales. Sustained periods of low helium and CO2 prices could materially and adversely affect our financial position, our results of operations, the quantities of helium and CO2 reserves that we can economically produce and our access to capital.

During 2023, we sold our helium to one offtaker and have the flexibility to expand contract quantities as production increases. We are also engaged in negotiations with additional potential offtakers to increase our optionality, particularly as production increases. These parties have indicated a strong appetite for multiyear helium offtake agreements, subject to entering into definitive agreements.

There are active discussions with multiple offtakers for liquid CO2 including food and beverage manufacturers, regional and national industrial gas distributors, and major industrial gas corporations with final agreements tied to start up dates for CO2liquefaction plants.

Competition

Our main competition comes from the major industrial gas companies who have long term agreements with producers. These companies benefit from the decades it took them to build national distribution networks and win contracts with offtakers. We are in advanced discussions with a national transportation partner to overcome the risks of being squeezed out of these distribution networks and allow delivery directly to customer sites. In general, the industrial gas majors do not own the sources of production – typically exhaust gas treatment for CO2 from Ammonia, Ethanol and other industrial process plants and geologic sources for helium. They compensate for this lack of ownership of the underlying resource by managing the distribution and sales activities.

Competition in helium production comes predominantly from geological sources in North America of which ExxonMobil is the largest. There are small regional helium producers, many in Canada, that also compete with us for helium supply, but these lack the estimated reserves or per well production demonstrated in the St. Johns Field. Helium is still in a deficit in North America with additional growth opportunities as more of the gas is used in medical and high-tech applications. International helium supply is predominantly associated with Liquified Natural Gas facilities, with Qatar and Russia providing the bulk of such supply. A new breed of dedicated international helium exploration companies have attracted funding and southern and eastern Africa are potential supply competitors.

Specifically for CO2, ethanol producers are the main competition in the United States. Ethanol produces CO2 as a byproduct and is further processed to beverage grade. Unlike at the St. Johns Field, CO2 produced from ethanol is reliant on the economics to produce and sell ethanol and the levels of subsidy provided to these producers. Natural gas prices are a key cost variable to ethanol producers and such plants are not seen as reliable suppliers at times of political or energy volatility. Additionally, ethanol production is mostly concentrated around the mid-continent United States while we plan to exploit markets in the southwest and western United States.

U.S. Department of Energy Program

In August 2023, we received notice regarding a potential financial award from the U.S. Department of Energy (“DoE”) that we, as a member of a consortium of companies, which includes us, Black & Veatch, Carbon Collect, CarbonCapture, Carbon Solutions, Arizona State University, University of New Mexico, University of Utah, Tallgrass, and the Arizona Geological Survey, had been selected to receive an approximately $11,600,000 grant for plans to develop the Southwest Regional Direct Air Capture (“DAC”) Hub to advance the design of a regional DAC hub. The program aims to expedite the deployment of a nationwide network of large-scale DAC CO2 removal sites to address legacy CO2 pollution and complement rapid emission reduction in the region. We will work alongside our consortium partners to develop a storage field development plan to securely sequester CO2 captured from the atmosphere into our St. Johns Field basin. Under the program, we expect that we will receive reimbursement for certain overhead fees incurred. The negotiations of the DoE award are ongoing and we anticipate completing negotiations during the first half of 2024.

Segment Information

The Company manages its business globally within one reportable segment, which is consistent with how our management reviews the business, prioritizes investment and resource allocation decisions and assesses operating performance.

Government Regulation

Our proposed business is subject to various international, national, federal, state, and local laws, regulations and policies in jurisdictions in which we intend to operate. Some laws, regulations and policies would impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations under the U.S. Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. Other laws, regulations and policies primarily affect one of our areas of business: real estate development activities; marketing and sales activities; financial services activities; and resort management activities. We will continue to be subject to applicable new legislation, rules and regulations that have been proposed, or may be proposed, by federal, state and local authorities relating to our business.

Environmental Matters

We expect to be subject to certain requirements and potential liabilities under various U.S. federal, state and local and foreign environmental, health and safety laws and regulations and incur costs in complying with such requirements. These laws and regulations govern actions including air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. In addition to investigation and remediation liabilities that could arise under such laws, we may also face personal injury, property damage, fines, or other claims by third parties concerning environmental compliance or contamination. We expect to use and store hazardous and toxic substances, such as compressor oils, methanol and glycol we expect to generate certain wastes in connection with our planned operations. We may, from time to time, be responsible for investigating and remediating contamination at some of our developed facilities, In some cases, we may be entitled to indemnification from the party that caused the contamination pursuant to our management, construction, or renovation agreements, but there can be no assurance that we would be able to recover all or any costs we incur in addressing such problems.

Employees

As of March 27, 2024, we had eleven full-time employees, including our executives. Our employees are all based in the United States. We have never experienced a work stoppage and believe that we maintain positive relationships with our employees. We have no unionized employees.

Intellectual Property

We have no issued patents or trademarks.

Item 1A. Risk Factors.

In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following risks and uncertainties, some of which have occurred and any of which may occur in the future, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations, cash flows, and prospects. Our actual results and performance may differ materially from any future results and performance expressed or implied by such forward-looking statements as a result of various factors, including, but not limited to, those discussed in the sections of this report titled “Cautionary Statement Concerning Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Business and Operations

We Are an Early-Stage Company with Limited Proved Reserves, and We Have a Number of Important Milestones That We Must Achieve

Our business plan is to engage in acquisition, exploration, development and production of helium and beverage grade carbon dioxide (CO2), along with the capabilities for carbon capture and storage. The Company’s assets are concentrated in the St. Johns Field located in Apache County, Arizona (the “St. Johns Field”). The Company commenced production at its phase I helium extraction plant in July 2023 and had its first sale of helium produced from the St. Johns Field in August 2023. The Company’s expansion plans for helium extraction and CO2 processing require financing from external sources to complete the work. In view of our extremely limited history in the helium and CO2 exploration and carbon capture business, an investor may have difficulty in evaluating us and our business, both current and future activities. An investor must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. For our business plan to succeed, we must successfully undertake most of the following activities:

●	complete a financing or similar transaction that will provide us with sufficient funds;

●	develop the St. Johns Field to a stage at which helium and beverage grade CO2 are being produced in commercially viable quantities;

●	contract with offtakers of our commercial production of helium and CO2 upon the commencement of such production;

●	develop distribution channels to sell and transport our products; and

●	identify and enter into binding agreements with suitable third parties (such as joint venture partners and contractors) to construct and/or operate our processing facilities.

There can be no assurance that we will be successful in raising sufficient funds and undertaking the activities listed above. Our failure to undertake successfully most of the activities described above could materially and adversely affect our business, prospects, financial condition and results of operations.

We Have a History of Operating Losses, and We May Not Generate Sufficient Revenues to Support Our Operations or to Become Profitable

We have incurred operating losses since our inception. For the years ended December 31, 2023 and 2022, we incurred net operating losses of $5,835,871 and $8,054,770, respectively. As of December 31, 2023, we had an accumulated deficit of $44,262,874. We expect our net operating losses to continue until we are able to raise sufficient capital to expand our producing and processing capabilities. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. There can be no assurance that our exploration and production activities at the St. Johns Field will produce helium and CO2 in commercially viable quantities. Moreover, even if we succeed in producing helium and CO2 at the St. Johns Field, we expect to incur net operating losses until such time, if ever, that we produce and sell a sufficient volume of our helium and CO2 to cover direct production costs as well as corporate overhead. There can be no assurance that sales of our helium and CO2 production will ever generate significant revenues, that we will ever generate positive cash flow from our operations or that, if ever attained, we will be able to sustain profitability in any future period. If we cannot operate profitably, you could lose your entire investment. We may not generate revenues in the next twelve months sufficient to support our operations and therefore may rely solely on the cash we raise from investments.

Because We Have a Limited Operating History, We May Not Be Able to Successfully Operate Our Business or Execute Our Business Plan

Given our limited operating history, it is hard to evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early-stage enterprises. Such risks include, but are not limited to, the following:

●	expected continuing losses for the foreseeable future;

●	insufficient capital to fully realize our operating plan;

●	our ability to anticipate and adapt to developing markets;

●	limited marketing experience;

●	a competitive environment characterized by well-established and well-capitalized competitors;

●	the ability to identify, attract and retain qualified personnel; and

●	operating in an environment that is highly regulated.

Because we are subject to these risks, evaluating our business may be difficult, our business strategy may be unsuccessful and we may be unable to address such risks in a cost-effective manner, if at all. If we are unable to successfully address these risks our business, prospects, financial condition and results of operations could be materially and adversely affected.

The United States Government is Selling its Helium Reserves and the Effects of This Action are Unknown at This Time

In January 2024, the United States government accepted a bid at an auction it conducted to sell off its federal helium reserves, which are near Amarillo, Texas, to a private company. The United States government has 130 days to accept or reject the bids, and there will be some period of time after these 130 days before the sale actually is consummated. Nonetheless, the effects of this action are unknown at this time. On the one hand, concerns have been raised about an interruption in the supply of helium due to this transaction, and in particular a supply chain crisis. Another potential outcome of this transaction is that the buyer of the United States government’s helium reserves will attempt to put those helium reserves into the market shortly after the transaction closes, increasing the supply of helium and, therefore, likely putting downward pressure on the market price of helium. There could also potentially be effects from this transaction on the demand for helium. In short, at the current time, it is impossible to accurately predict what the effects of this action will be on our company, although it is possible that this action will materially and adversely impact our business, prospects, financial condition and results of operations.

We Are Significantly Leveraged

On November 21, 2023, we entered into a securities purchase agreement (the “SPA”) with Kips Bay Select LP (“Kips Bay”) and Cyber One LTD (“Cyber One”). Pursuant to the SPA, we have issued and sold to Kips Bay and Cyber One notes for an aggregate principal amount of $16,000,000, which resulted in cash proceeds to us in the aggregate amount of $8,000,000 (the “Notes”), and issued to each of Kips Bay and Cyber One 3,846,154 common stock warrants (the “Warrants”). The Notes bore interest at 5% per annum before an event of default, computed on the basis of a 360-day year and twelve 30-day months, not compounded, and payable on a monthly basis in cash. The Notes are in default and the interest increased to 18% per annum. The Notes are secured by all of our assets owned directly or indirectly. The use of secured indebtedness to finance our business is referred to as leveraging. Leveraging increases the risk of loss to us if and to the extent we have insufficient revenue to pay our debt obligations. Cash from other sources are required to cure the event of default. Unless we generate or raise such cash, we will not have sufficient funds to cure the event of default. Additionally, we are seeking an amendment to the Notes that would cure the event of default. If we are not successful in raising cash from other sources or amending the Notes, we might be required to sell our assets and properties to meet our obligations.

The Exercise of Secured Creditor Rights Could Result in a Significant or Complete Loss

We are in default on the Notes and the remedies available to our noteholders are (among other things) to institute proceedings against our assets and properties to sell them to satisfy the amounts owed pursuant to the Notes. This could result in the partial or total loss of our assets and properties. We have no assurance that, upon the exercise of our noteholders’ secured creditor rights, we would receive a return of anything on our assets and properties.

The loss of our assets and properties by the exercise of our noteholders secured creditor rights would most likely materially and adversely affect our business, financial condition or assets, and could result in a total loss to our stockholders.

Our Notes Feature Certain Operating Covenants That Could Adversely Affect the Company

The Notes contain operating covenants that prohibit us from certain actions (“negative operating covenants”) and that require us to continually undertake other actions (“affirmative operating covenants”). The negative operating covenants could preclude us from taking actions that we believe to be in the best interests of the Company and our stockholders. The affirmative operating covenants will require us to incur continuing costs and expenses and could require us to take actions that we believe are not in our best interests. Moreover, our failure to comply with either negative operating covenants or affirmative operating covenants would most likely be a default under the Notes, giving to our noteholders the rights described above.

We Need Additional Capital to Develop the St. Johns Field, Pay Debt Obligations and Fund Corporate Overhead; We May Not Be Able to Raise Such Capital or Such Capital May be Available to Us Only on Unfavorable Terms

We need additional capital to develop the St. Johns Field, pay debt obligations and fund corporate overhead and we are actively engaged in efforts to complete a capital raising transaction for these purposes. In the past, we have used the services of firms that specialize in capital procurement, but we are currently pursuing our own capital raising initiatives. If funds are not procured pursuant to this arrangement, we will be constrained to seek alternative financing. We have no assurance that we will be successful in completing a transaction that will provide us with required funds. Failure to procure funds needed to develop operations sufficient to generate enough cash to retire the Notes as they become due could result in noteholders’ eventual exercise of the rights of a secured creditor and the possible loss of all or a large part of our assets. If either of the preceding events were to occur, we could be forced to cease our current business plan, which could result in a complete loss to our stockholders. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital-raising activities. If we obtain funds through the issuance of equity securities, the following results will or may occur:

●	the percentage ownership of our existing stockholders will be reduced;

●	the new equity securities could have rights, preferences or privileges senior to those of the holders of our common shares.

We cannot assure you of our ability to raise funds for any purpose or on commercially reasonable terms.

There is Substantial Doubt as to Whether We Will Continue Operations Without Additional Financing

There is substantial doubt about our ability to continue to operate as a going concern for the twelve months following the date of this Annual Report on Form 10-K. Key to this determination is our lack of any significant revenues historically and our ability to settle our debt obligations due under the SPA entered into on November 21, 2023. We continue to finance our business through private sales of our Common Stock. Pursuant to the terms of the SPA and the transaction documents, we are unable to raise any indebtedness until after the Notes have been converted into shares of Common Stock or have been repaid in full and we are unable to issue or sell, without the prior consent of the lead investor, among other things, any debt, equity or equity-linked securities (including options or warrants) that are convertible into, exchangeable or exercisable for, or include the right to receive shares of Common Stock. Notwithstanding the preceding, we still need additional funds. There can be no assurance that we will be successful in securing funding, becoming profitable, or continuing our business without either a temporary interruption or a permanent cessation.

If We Fail to Manage Our Growth Effectively, We May Be Unable to Execute Our Business Plan

If we are successful in growing our business as we plan, our operations may expand rapidly and significantly. Any rapid growth could place a significant strain on our management, operational and financial resources. In order to manage the growth of our operations, we will be required to improve and expand existing operations; to implement new operational, financial and inventory systems, procedures and controls, including improvement of our financial and other internal management systems; and to train, manage and expand our staffing. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially and adversely affected.

Our Outstanding Obligations and Ability to Issue Additional Shares of Common Stock Could Result in Significant Dilution to Stockholders

The Notes and unpaid interest outstanding as of the date of the filing of this Annual Report on Form 10-K are convertible into approximately 5.4 million shares of our Common Stock, and the number of shares of Common Stock into which these Notes and unpaid interest may be converted may increase in the future. An aggregate of approximately 7.7 million shares of our Common Stock can be acquired upon the exercise of the outstanding Warrants. The conversion price of the Notes and the exercise price of the Warrants may be less than the then current market price of the shares of Common Stock at the time of conversion and exercise. Moreover, we may register additional shares of Common Stock for issuance pursuant to an equity incentive plan to employees, officers, directors, and outside consultants to compensate them for services provided or to provide incentives to them for issuance in the future. Future issuance of additional shares pursuant to the Notes, Warrants or the equity incentive plan, or otherwise, could cause immediate and substantial dilution to the net tangible book value of shares of Common Stock issued and outstanding immediately before such transactions. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the common shares. Moreover, any shares of Common Stock issued as described above would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital while the Notes or the Warrants are outstanding may be adversely affected because of the potential dilution described in this risk factor.

Our Competitors Include Larger, Better-Financed and More Experienced Companies

The helium and CO2 business is highly competitive in the exploration for and acquisition of reserves, the acquisition of mineral leases, equipment and personnel required to find and produce reserves, in the gathering and marketing of helium and CO2, as well as the distribution of these products. As an early-stage company, we must compete against the independent exploration and production companies as well as larger industrial gas and integrated oil and natural gas companies that may have greater financial and technical resources than we have and substantially more experience in our industry. These competitive advantages may better enable our competitors to sustain the impact of higher exploration and production costs, any helium and CO2 price volatility, productivity variances among properties, overall industry cycles, transportation and supply chain issues, and other factors related to our industry. The advantages of our competitors may also negatively impact our ability to acquire prospective properties, develop reserves, attract and retain quality personnel and raise capital.

Continuing or Worsening Inflation Could Adversely Affect Our Business

Global markets have recently experienced high rates of inflation. Inflationary pressures have increased, and are likely to continue to increase, our operating and capital costs and the costs of our planned exploration and development activities. Expectations of lingering or increasing inflationary pressures in our industry are becoming widespread. In addition to price increases by third-party service companies, it may become more costly for us to recruit and retain key employees, particularly specialized/technical personnel, in the face of increased competition for specialized and experienced field and corporate employees. In addition, governmental responses to inflation, such as any increase in interest rates or the effects of previous interest rate increases, may have a significant negative impact on the economy generally, which could have a material adverse effect on our business. In the current environment, assumptions about future commodity prices, exchange rates, interest rates, costs of inputs and customer credit performance are subject to greater variability than normal, which could, in the future, significantly affect the valuation of our assets, both financial and non-financial, and may have a material adverse effect on our business, results of operations and financial condition.

Our Focus on Developing and Operating in the St. Johns Field That Has Limited Infrastructure and Producing Wells Exposes Us to Greater Risks Than Are Generally Encountered in Businesses Focused on Operating in Well Developed Fields

Our initial activity involves drilling and/or developing wells and installing helium and CO2 processing facilities in the St. Johns Field. Test wells have been drilled in the St. Johns Field; however, there is limited history of commercial scale production of helium and CO2 in the St. Johns Field. Furthermore, we do not have a history of helium and CO2 processing facilities processing gas with the gas composition from our wells. The helium and CO2 processing facilities may take longer than expected, if ever, to reach nameplate production capacity.

Additionally, because the St. Johns Field is undeveloped and in a remote location, it has limited resources of manpower and lease and well service providers. Such limited resources may slow down the process of getting shut-in wells and damaged equipment back online and may limit our ability to hire qualified field personnel. All of these factors may impact whether a drilling program will generate cash flows sufficient to provide a suitable return on investment. If we experience a series of failed drilling projects, our business, results of operations and financial condition could be materially and adversely affected. Additionally, electricity to the site is not provided by Proton Green and thus we are reliant on third parties to power our equipment.

There Are Risks Associated With the Exploration, Development and Production of Natural Resources Such As Helium and Beverage Grade CO2

Exploring and developing natural resource projects bears a high potential for all manner of risks. Many exploration projects do not successfully achieve development due to factors that cannot be predicted or foreseen. Moreover, even one such factor may result in the economic viability of a project being detrimentally impacted, such that it is neither feasible nor practical to proceed. Natural resource exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which we have a direct or indirect interest will be subject to all the hazards and risks normally incidental to exploration, development and production of natural resources, any of which could result in work stoppages, damages to property, and possible environmental damage. If any of our exploration programs are successful, there is a degree of uncertainty attributable to the calculation of resources and corresponding grades and in the analysis of the economic viability of future development and mineral extraction. Until actually extracted and processed, the quantity of helium and beverage grade CO2 reserves and resources must be considered as estimates only. In addition, the quantity of reserves and resources may vary depending on helium and CO2 prices and various technical and economic assumptions. Any material change in quantity of resources, reserves, grade or recovery ratio, may affect the economic viability of our properties. In addition, there can be no assurance that results obtained in pilot projects will be duplicated in larger scale tests under on-site conditions or during production. We closely monitor our activities and those factors which could impact them, and employ experienced consulting, engineering, and legal advisors to assist us in our risk management reviews where it is deemed necessary.

Our operations are subject to all of the risks normally incident and inherent to the operation and development of natural resource properties and the drilling of wells, including, without limitation, equipment failures; fires; formations with abnormal pressures; uncontrollable flows of gases or well fluids; release of contaminants into the environment and other environmental hazards and risks; and well control events. In addition, our operations are sometimes near residential areas, which adds additional risks. The nature of these risks is such that some liabilities could exceed our insurance policy limits or otherwise be excluded from, or limited by, our insurance coverage, as in the case of environmental fines and penalties, for example, which are excluded from coverage as they cannot be insured.

We could incur significant costs related to these risks that could have a material adverse effect on our results of operations, financial condition and cash flows or could have an adverse effect upon the profitability of our operations. Additionally, a portion of our production activities may involve CO2 injections into fields with wells plugged and abandoned by prior operators. It is often difficult (or impracticable) to determine whether a well has been properly plugged prior to commencing injections and pressuring the CO2 reservoirs.

We may incur significant costs related to these risks that could have a material adverse effect on our results of operations, financial condition and cash flows or could have an adverse effect upon the profitability of our operations. We may incur significant costs in connection with remedial plugging operations to prevent environmental contamination and to otherwise comply with federal, state and local regulations relative to the plugging and abandoning of our helium and CO2 wells. In addition to the increased costs, if wells have not been properly plugged, modification to those wells may delay our operations and reduce our production.

Development activities are subject to many risks, including the risk that we will not recover all or any portion of our investment in such wells and helium and CO2 processing facilities.

The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Further, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

●	unexpected drilling conditions;

●	pressure or irregularities in the composition of fluids or quality of encountered formations;

●	equipment failures or accidents;

●	adverse weather conditions that can disrupt, delay or impede operations and damage processing facilities and delivery systems;

●	compliance with environmental and other governmental requirements;

●	the cost of, or shortages or delays in the availability of, drilling rigs, equipment, pipelines and services; and

●	title problems.

Our helium and CO2 gas processing operations are subject to all the risks and operational hazards inherent in gathering, compressing, processing, fractionating, storing, loading and transporting helium and CO2, including:

●	damages to pipelines, terminals and facilities, related equipment and surrounding properties caused by fires, severe weather, and other natural disasters, the frequency and severity of which may be impacted by climate change, and acts of terrorism;

●	maintenance, repairs, mechanical or structural failures at our helium and CO2 processing facilities on which our operations are dependent, including electrical shortages, power disruptions and power grid failures;

●	loss of or no availability of railroads, trucks, terminals and other means of delivering processed helium and CO2;

●	rail car derailments, fires, explosions and spills;

●	disruption or failure of information technology systems and network infrastructure due to various causes, including unauthorized access or attack;

●	curtailments of operations due to severe seasonal weather;

●	protests, strikes, lockouts or other industrial disturbances;

●	availability and reliability of electric power; and

●	other hazards.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdowns of our helium and CO2 gas processing facilities. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations.

The Marketability of Our Production is Dependent Upon Transportation Means and Other Facilities, Which We Do Not Control; If and When These Transportation Means and Facilities Are Unavailable, Our Operations Could Be Interrupted and Our Revenues Would Be Adversely Affected

The marketability of our helium and CO2 production depends, in part, upon the availability, proximity and capacity of transportation means, which includes trucking and railcars, owned by third parties. In general, we do not control these transportation facilities, and our access to them may be limited or denied. A significant disruption in the availability of, and access to, these transportation lines or other production facilities could adversely impact our ability to deliver to market or produce our helium and CO2 and thereby cause a significant interruption in our operations. In some cases, we may be required to shut in wells, at least temporarily, for lack of a market because of the inadequacy or unavailability of transportation means. If that were to occur, we would be unable to timely realize revenue from those wells until arrangements were made to deliver our production to market. Moreover, our ability to produce and market helium and CO2 could be negatively impacted by:

●	government regulations; and

●	government transportation, tax and energy policies.

We Rely on Independent Experts and Technical or Operational Service Providers Over Whom We May Have Limited Control

We are, and will continue to be, engaging independent contractors to provide us with technical assistance and services. These include the services of geologists, geophysicists, chemists, landmen, engineers and scientists. We also are and will be relying upon them to analyze the other future prospects to determine methods in which they may be developed in a cost-effective manner and to select drill sites. In addition, we intend to rely on the owners and operators of drilling equipment, and on providers of field services, to drill and develop our wells. Moreover, if our properties hold commercial quantities of helium and CO2, we may need to rely on third-party gathering and processing facilities and operators, trucking, and railcars to process and transport our production. Our limited control over the activities and business practices of these providers, any inability on our part to maintain satisfactory commercial relationships with them or their failure to provide quality services could materially and adversely affect our business, results of operations and financial condition.

Shortages of Rigs, Equipment, Supplies and Personnel Could Delay or Otherwise Adversely Affect Our Cost of Operations or Our Ability to Operate According to Our Business Plan

If drilling activity increases in the U.S., a general shortage of drilling and completion rigs, field equipment and qualified personnel could develop. As a result, the costs and delivery times of rigs, equipment and personnel could be substantially greater than in the past. From time to time, these costs have sharply increased and could do so again. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail development activities, which could in turn adversely affect our results of operations.

Our Review of Properties Cannot Assure That All Deficiencies or Environmental Risks May Be Identified or Avoided

We plan on undertaking reviews that we believe are consistent with industry practice for our drilling programs. However, these reviews will often be limited in scope, and may not reveal all existing or potential problems, or permit us to become sufficiently familiar with the related properties to assess all potential problems. Moreover, we may not perform an inspection on every platform or well, and our inspections may not reveal all structural or environmental problems. Our mineral rights with respect to the St. Johns Field contain no indemnification for environmental liabilities. Accordingly, we will pursue our drilling programs on an “as is” basis, which could require us to make substantial expenditures to remediate environmental contamination. If a property deficiency or environmental problem cannot be satisfactorily remedied to warrant commencing drilling operations on a property, we could lose our entire investment in the asset.

We May Not Be Able to Fully Insure Against All Risks Related to Our Proposed Operations, Which Could Result in Substantial Claims for Which We Are Underinsured or Uninsured

While we have insurance for our helium and CO2 exploration and production activities, there is no assurance that such insurance will cover all the risks we confront. Losses and liabilities arising from uninsured and underinsured events, which could arise from even one catastrophic event, could materially and adversely affect our business, results of operations and financial condition. Our exploration, drilling and other activities are subject to a variety of risks, including without limitation:

●	fires and explosions;

●	abnormally pressured formations;

●	mechanical failures of drilling equipment;

●	personal injuries and death, including insufficient worker compensation coverage for third-party contractors who provide drilling services; and

●	natural disasters, such as adverse weather conditions, seismic activity or meteorite impact.

We Expect to Have Limited Control Over Activities of Other Operators, Which Could Reduce Our Production and Revenues

We expect that we will operate all of our wells. However, some of our future business activities could be conducted through joint operating agreements with other operators under which we would own partial interests in certain helium and CO2 properties. In such a situation, we may not operate the related properties and in some cases we may not have the ability to remove the operator in the event of poor performance. As a result, we may have a limited ability to exercise influence over normal operating procedures, expenditures or future development of underlying properties and their associated costs. The failure of an operator of our wells to adequately perform operations, or an operator’s breach of the applicable agreements, could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our and the operator’s control, including:

●	timing and amount of capital expenditures;

●	expertise and financial resources; and

●	inclusion of other participants.

Estimating Our Reserves and Resources, Production and Future Net Cash Flows is Difficult to Do With Any Certainty

Estimating quantities of proved and contingent helium and CO2 reserves and resources requires interpretations of available technical data and various assumptions, including future production rates, production costs, severance taxes, and capital expenditures. Forecasting the amount of recoverable helium and CO2 reserves and resources, and the production rates anticipated therefrom, requires estimates. Actual results most likely will vary from our estimates. Also, the use of a 10% discount factor for reporting purposes, as prescribed by the SEC, may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business, and the oil and natural gas or other natural resource extraction and processing industries in general, are subject. Any significant inaccuracies in these interpretations or assumptions, or changes of conditions, could result in a revision of the quantities and net present value of our reserves and resources.

The proved helium reserves data and contingent helium and CO2 resources represent estimates only.  Quantities of proved reserves and contingent resources are estimated based on economic conditions, including expected price of helium and CO2.  The Company used actual contract prices for helium. The CO2 prices were estimated based on current negotiations with offtakers and limited market data. The representative helium and CO2 prices used in estimating our January 1, 2024 reserves were $610 per MCF for helium and $200 per ton of CO2. Our reserves and resources and future cash flows may be subject to revisions based upon changes in economic conditions, including the helium and CO2 prices, as well as due to production results, results of future development, operating and development costs, and other factors.  Downward revisions of our reserves and resources could have an adverse effect on our financial condition and operating results.  Actual future prices and costs may be materially higher or lower than the prices and costs used in our estimates.

Our Properties May Be Subject to Substantial Impairment of Their Recorded Value

The accounting rules for our properties require us to review periodically their carrying value for possible impairment. If helium and CO2 prices decrease or if the recoverable reserves on a property are revised downward, we may be required to record impairment write-downs, which would result in a negative impact to our financial position. We also may be required to record impairment write-downs for properties lacking economic access to markets and must record impairment write-downs for expiring mineral leases or when we expect such mineral leases to expire without an extension, both of which could also negatively impact our financial position.

We are Increasingly Dependent on Information Technology and Disruptions, Failures or Security Breaches of Our Information Technology Infrastructure Could Have a Material Adverse Effect on Our Operations

Information technology is critically important to our business operations. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including planning, production, financial, logistics, sales, marketing and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements. These information technology systems, many of which are managed by third parties or used in connection with shared service centers, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.

In addition, if we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may encounter significant disruptions in our operations including our production and manufacturing processes, which can cause us to suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties. Any such disruption could materially and adversely impact our reputation, business, financial condition and results of operations.

Such breaches may also result in the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees which could further harm our reputation or cause us to suffer financial losses or be subject to litigation or other costs or penalties. The mishandling or inappropriate disclosure of non-public sensitive or protected information could lead to the loss of intellectual property, negatively impact planned corporate transactions or damage our reputation and brand image. Misuse, leakage or falsification of legally protected information could also result in a violation of data privacy laws and regulations and have a negative impact on our reputation, business, financial condition and results of operations.

The Ongoing Impacts of the COVID-19 Pandemic and Its Variants May Negatively Affect Our Operations, Financial Condition, and Demand for Our Products

The COVID-19 pandemic and the new variants of the virus are still impacting countries, communities, supply chains and commodities markets, in addition to the global financial markets. This pandemic has resulted in social distancing, travel bans, governmental stay-at-home orders, and quarantines, and if any of these measures are reinstituted or prolonged, they may limit access to our facilities, customers, suppliers, management, support staff and professional advisors. At this time, it is not possible to fully assess the impact of the COVID-19 pandemic on the Company’s operations and capital requirements, but the aforementioned factors, among other things, may impact our operations, financial condition and demand for our products, as well as our overall ability to react timely and mitigate the impact of this event. Depending on their severity and longevity, the COVID-19 or future pandemics may have a material adverse effect on our business, financial condition and results of operations.

We Depend on Certain Key Personnel

We believe that our future success will depend in large part on our ability to retain and attract highly qualified management, sales and other personnel. Competition for these individuals is intense, and there can be no assurance that we can attract, assimilate or retain necessary personnel in the future. The loss of the services of any member of management, including the lack of sufficient time to devote to our operations, could materially and adversely affect our operations. Any member of management may discontinue providing his services to us at any time and for any reason, and even thereafter commence competition with us. Moreover, we do not currently maintain key man life insurance on any member of management.

We Are Required to Indemnify Our Directors and Officers

Our Articles of Incorporation and Bylaws provide that we will indemnify our officers and directors to the maximum extent permitted by Nevada law, provided that the officer or director did not act in bad faith or breach his or her duty to us or our stockholders, or that it is more likely than not that it will ultimately be determined that the officer or director has met the standards of conduct which make it permissible for under Nevada law for the Company to indemnify the officer or director. If we were called upon to indemnify an officer or director, then the portion of its assets expended for such purpose would reduce the amount otherwise available for the Company’s business.

We May Not Have Adequate Internal Controls Over Financial Reporting

While we are in the process of improving our control systems, our management has determined that our disclosure controls, procedures and controls over financial reporting are not sufficiently effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Board of Directors has not yet designated an Audit Committee. We have implemented a number of disbursing, accounting and financial statement preparation and review processes, and added accounting personnel and as a result the financial controls of the Company have been improved. If we do not have adequate internal accounting controls, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under applicable securities laws.

There May Be Limitations on the Effectiveness of Our Internal Controls, and a Failure of Our Control Systems to Prevent Error or Fraud May Materially Harm Us

We do not expect that internal control over financing reporting, even if timely and well established, will prevent all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially and adversely affect our business.

We Have Not Voluntarily Implemented Various Corporate Governance Measures, in the Absence of Which, Stockholders May Have More Limited Protections Against Interested Director Transactions, Conflicts of Interest and Similar Matters

Certain legislation, including the Sarbanes Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. Possibly if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Although we intend to bolster our corporate governance capabilities as funds become available for this purpose, prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Our CEO, President and Director, is Affiliated with VVC Exploration (“VVC”), Which is Our Shareholder As Well As a Company Engaged in Business Activities Similar to Ours, and, Accordingly, May Have Conflicts of Interest in Allocating His Time and Determining to Which Entity a Particular Business Opportunity Should Be Presented

We intend to produce helium and beverage grade CO2. VVC engages in a similar business and may compete for the sale of helium in certain territories with us. Our CEO, President and Director, Mr. Steven Looper, has been a member of the VVC board of directors since September 2023. Mr. Looper may hold stock in VVC. As a result, Mr. Looper could have conflicts of interest, including in respect of our contractual relationships with business partners, allocation of management’s time between us and VVC, and decisions of whether to present business opportunities to us or to VVC. These conflicts may not be resolved in our favor, which may result in the terms of our contractual relationships being not as advantageous to us as they would be absent any conflicts of interest, management spending less time on our business than they would absent any conflicts of interest, or potential business opportunities being presented to VVC instead of us. We have no formal code of ethics or policy in place for vetting potential conflicts of interest, and our Board will review any potential conflicts of interest on a case-by-case basis.

Our Chairman of the Board is Affiliated with Our Co-Tenant, Pantheon Resources LLC (Pantheon); Accordingly May Have Conflicts of Interest With Respect to the Shared Space and the Related Expenses

Our independent director and the Chairman of the Board, Mr. David Hobbs, is the executive chairman of Pantheon. In October 2023, the Board approved a co-tenancy arrangement whereby we expanded the leased space in our Houston office and share the expanded space with Pantheon. Under this arrangement, we share equally the costs of the lease and office supplies with Pantheon. However, Mr. Hobbs may have conflicts of interest with respect to the shared space and the related expenses. These conflicts may not be resolved in our favor, which may result in the terms of our contractual relationships being not as advantageous to us as they would be absent any conflicts of interest. We have no formal code of ethics or policy in place for vetting potential conflicts of interest, and our Board will review any potential conflicts of interest on a case-by-case basis.

Risks Relating to Our Industry

Certain Trends and the Corresponding Laws and Regulations Could Materially Adversely Affect Us and Our Industry

Worldwide concern over the risks of climate change is growing. This has led to the following developments and could lead to further movement in the following directions:

●	Laws are being adopted or considered to reduce greenhouse gas including CO2. These laws include carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased efficiency standards, and incentives or mandates for alternative resources. Governments and other activists are also seeking to promote their climate change agendas indirectly, such as by seeking to reduce the availability of or increase the cost for the financing and investment in our industry and taking actions intended to promote changes in business strategy for companies in this industry. In August 2023, we were selected by the U.S. Department of Energy (“DoE”) as a member of a consortium of companies to receive an approximately $11,600,000 grant for plans to develop the Southwest Regional Direct Air Capture (“DAC”) Hub (the “DoE DAC Grant”), see “Business – U.S. Department of Energy Program”);

●	Change of laws and policies with respect to carbon capture could cause the loss of DoE DAC Grant and any future government funding of this type; and

●	Consumer sentiment seems to be shifting against fuel sources that leave a large carbon footprint in favor of products that use alternative energy sources. As a result, some investors are increasingly sensitive to environmental, social, and governance (“ESG”) matters, opting to divest their holdings of, or not acquire investments in, companies in our industry. Organizations provide information to investors on corporate governance and related matters and have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. As participants in an industry subject to many federal, state and local laws and regulations, any changes to such laws and regulations could have negative impacts on the price of our Common Stock, and on our access to capital markets directly, as well as indirectly through impacts on companies in our industry, our distributors, vendors and business partners.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address such current trends and concerns may apply to production of CO2 and impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions from, our equipment and operations could require us to incur costs to reduce emissions of CO2 associated with our operations. Substantial limitations on CO2 emissions could also adversely affect demand for it. Activists concerned about the potential effects of CO2 on climate change may turn their attention at sources of funding for CO2 producers, which may result in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in CO2 production and related activities. Ultimately, this could make it more difficult for us to secure funding for certain infrastructure projects that are crucial to our operations. Furthermore, some scientists have concluded that increasing concentrations of greenhouse gasses in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations or our exploration and production operations, which in turn could affect demand for our services.

Helium and CO2 Are Industrial Gases Subject to Price Volatility Based on Multiple Factors Outside the Control of Producers, and Low Prices May Make Properties Uneconomic

Helium and CO2 are commodities, and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. The markets for helium and CO2 may be volatile in the future. The prices a producer may charge and the level of production depend on numerous factors beyond our control. Lower helium and CO2 prices may not only decrease revenues on a per unit basis, but also may reduce the volume of helium and CO2 that can be economically produced. Lower prices will also negatively impact the value of proved reserves and contingent resources. Additionally, the helium and CO2 markets are very opaque and are not tied to an exchange. Therefore, we cannot hedge our production and sales, and are subject to fluctuations in price.

Risks Relating to Legislative or Regulatory Actions

A Change in the Jurisdictional Characterization of Some of Our Assets by Federal, State or Local Regulatory Agencies or a Change in Policy by Those Agencies May Result in Increased Regulation of Our Assets, Which May Cause Our Operating Expenses to Increase, Limit the Rates We Charge for Certain Services and Decrease Our Profitability

We believe that our helium and CO2 gas gathering pipelines meet the traditional tests that the Federal Energy Regulatory Commission (“FERC”) uses to determine that pipelines perform primarily a gathering function and are, therefore, not subject to FERC jurisdiction. The distinction between FERC-regulated interstate transportation services and federally unregulated gathering services, however, has been the subject of substantial litigation, and FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities is subject to change based on future determinations by FERC, the courts or Congress. If FERC were to consider the status of an individual facility and determine that the facility or services provided by it are not exempt from FERC regulation under the Natural Gas Act of 1938 (“NGA”), and that the facility provides interstate transportation service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA or the Natural Gas Policy Act (“NGPA”). Such regulation could decrease revenue, increase operating costs, and depending upon the facility in question, adversely affect our results of operations and cash flow. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of substantial civil penalties, as well as a requirement to disgorge revenues collected for such services in excess of the maximum rates established by FERC.

Even though we consider our helium and CO2 gathering facilities to be exempt from the jurisdiction of FERC under the NGA, FERC regulation of interstate natural gas transportation pipelines may indirectly impact gathering services. FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on interstate open access transportation, ratemaking, capacity release, and market center promotion may indirectly affect intrastate markets and gathering services. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, we cannot assure you that the FERC will continue to pursue this approach as it considers matters such as pipeline rates and rules and policies that may indirectly affect the gas gathering services.

Gas gathering may receive greater regulatory scrutiny at the state level; therefore, our helium and CO2 gathering operations could be adversely affected should they become subject to the application of state regulation of rates and services. Our gathering operations could also be subject to safety and operational regulations relating to the design, construction, testing, operation, replacement and maintenance of gathering facilities. We cannot predict what effect, if any, such changes might have on our operations, but we could be required to incur additional capital expenditures and increased operating costs depending on future legislative and regulatory changes.

Federal and State Legislative and Regulatory Initiatives Relating to Pipeline Safety That Require the Use of New or More Stringent Safety Controls or Result in More Stringent Enforcement of Applicable Legal Requirements Could Subject Us to Increased Capital Costs, Operational Delays and Costs of Operation

The U.S. Department of Transportation (“DOT”), through its Pipeline and Hazardous Materials Safety Administration agency (“PHMSA”) and state agencies, enforces safety regulations with respect to the design, construction, operation, maintenance, inspection and management of certain of the pipeline facilities. The PHMSA requires pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in high-consequence areas (“HCAs”), defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. The regulations require operators to (i) perform ongoing assessments of pipeline integrity, (ii) identify and characterize applicable threats to pipeline segments that could impact a HCA, (iii) improve data collection, integration and analysis, (iv) repair and remediate pipelines as necessary and (v) implement preventive and mitigating actions. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and the correction of anomalies. The PHMSA’s regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans, including extensive spill response training for pipeline personnel.

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, also known as the Pipeline Safety and Job Creation Act, and the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016, also known as the PIPES Act, are the most recent enactments of federal legislation to amend the Natural Gas Pipeline Safety Act of 1968, or NGPSA, and the Hazardous Liquids Pipeline Safety Act of 1979, or HLPSA, which are pipeline safety laws requiring increased safety measures for natural gas and hazardous liquids pipelines. Among other things, the Pipeline Safety and Job Creation Act directs the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, material strength testing and verification of the maximum allowable pressure of certain pipelines. The Pipeline Safety and Job Creation Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day of violation and from $1.0 million to $2.0 million for a related series of violations. To account for inflation, those maximum civil penalties have increased to $213,268 per violation per day, with a maximum of $2,132,679 for a related series of violations. The PIPES Act ensures that the Pipeline and Hazardous Materials Safety Administration, or PHMSA, completes the Pipeline Safety and Job Creation Act requirements; reforms PHMSA to be a more dynamic, data-driven regulator; and closes gaps in federal standards.

Traditionally not applicable to our scope of operations, PHMSA recently issued another final rule, entitled “Safety of Gas Gathering Pipelines,” that establishes new safety standards and reporting requirements for certain historically unregulated onshore gas gathering lines, effective as of May 16, 2022. The final rule creates a new Type C category of regulated onshore gas gathering lines in Class 1 locations that are subject to PHMSA’s safety standards and reporting requirements. The final rule also creates a new Type R category of reporting-only onshore gas gathering that are subject to PHMSA’s incident and annual reporting requirements. We are revising our operating and inspection procedures to address these requirements and are in the process of implementing these changes. We may incur expenses related to compliance activities but do not expect our operations to be affected any differently than similarly situated midstream companies.

PHMSA is in the process of developing other regulations to address congressional mandates and for other purposes. The adoption of these new PHMSA rules and implementation of new mandates on the federal and state levels could impact our gas gathering pipeline assets and operations by requiring the installation of new or modified safety controls and the implementation of new capital projects or accelerated maintenance programs, all of which could require us to incur increased operational costs that could be significant. We may also be affected by lost cash flows resulting from shutting down our pipelines during the pendency of any repairs and any testing, maintenance, and repair of pipeline facilities downstream from our own facilities. While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could materially adversely affect our business, financial condition and results of operations.

Environmental Laws and Regulations Applicable to Our Industry Are Costly and Stringent

Our operations are subject to complex and stringent federal, state, and local laws and regulations governing, among other things, the discharge of substances into the environment or otherwise relating to the protection of human health and the protection of endangered species. These laws and regulations and related public policy considerations affect the costs, manner, and feasibility of our operations and require us to make significant expenditures in order to comply. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial obligations, and the issuance of injunctions that could limit or prohibit our operations. Some of these laws and regulations may impose joint and several, strict liability for contamination resulting from spills, discharges, and releases of substances, including helium and CO2 and other wastes, without regard to fault or the legality of the original conduct. Under such laws and regulations, we could be required to remove or remediate previously disposed substances and property contamination, including wastes disposed or released by prior owners or operators.

Conducting Operations in the Helium and CO2 Industry Subjects Us to Complex Laws and Regulations other than the Environmental Regulations That Can Have a Material Adverse Effect on the Cost, Manner or Feasibility of Doing Business

In addition to any applicable environmental laws and regulations, companies that explore for and develop, produce and sell helium and CO2 are subject to extensive government laws and regulations, including complex tax laws, and are required to obtain various permits and approvals from government agencies. If these permits are not issued or unfavorable restrictions or conditions are imposed on our drilling activities, we may not be able to conduct our operations as planned. Alternatively, failure to comply with these laws and regulations, including the requirements to obtain any permits, may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Compliance costs can be significant. Further, these laws and regulations could change in ways that substantially increase our costs and associated liabilities. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not harm our business, results of operations and financial condition. For example, matters subject to regulation and the types of permits required include:

●	drilling permits;

●	reclamation;

●	spacing of wells;

●	occupational safety and health;

●	air quality, noise levels and related permits;

●	rights-of-way and easements;

●	calculation and payment of royalties; and

●	taxation;

Under these laws and regulations, we could be liable for:

●	personal injuries;

●	property damage;

●	discharge of hazardous materials;

●	remediation and clean-up costs;

●	fines and penalties; and

●	natural resource damages.

Any Future Climate Change Initiatives by the Executive Branch of the United States Government, by Congress or by State Regulatory or Legislative Bodies Could Negatively Affect Our Business and Operations

In addition to the environmental laws and regulations currently applicable to us, there is a possibility of a future change in initiatives, laws and regulations applicable to us based on the change of scope of the current laws and regulations or reclassification of certain relevant aspects of our business. The United States government periodically evaluates and re-evaluates the U.S. position with respect to global initiatives, laws and regulations with respect to climate change and specifically the Paris Climate Agreement and its target reduction of greenhouse gas emissions. A number of governmental bodies have introduced or are contemplating regulatory changes in response to various proposals to combat climate change and how it should be dealt with, including heightened CO2 regulation. Legislation and increased regulation regarding climate change or CO2 standards or procedures could have a direct or indirect impact on us and impose significant costs on us and possibly affect our financial condition and operating performance.

Risks Related to Ownership of Our Securities

The Price of Our Common Stock May Be Subject to Substantial Volatility, and Stockholders May Lose All or a Substantial Part of Their Investment

Our Common Stock currently trades on the OTC Pink Open Market operated by OTC Markets Group, Inc. (the “OTC Pink”). There is very limited public float, and trading volume historically has been low and sporadic. As a result, the market price for our Common Stock may not necessarily be a reliable indicator of our fair market value. The price at which our Common Stock trades may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results, actual or anticipated announcements of new releases by us or competitors, the gain or loss of significant customers, changes in the estimates of our operating performance, market conditions in our industry and the economy as a whole.

A More Active, Liquid Trading Market for our Common Stock May Not Develop, and the Price of Our Common Stock May Fluctuate Significantly, Which Could Lead to Costly Litigation For Us

Historically, the market price of our Common Stock has fluctuated over a wide range. During the less than 12-month period prior to the date of this Annual Report on Form 10-K, our Common Stock traded as high as $1.03 per share and as low as $1.01 per share on the OTC Pink. In addition, the Company sold shares in private offerings through Subscription Agreements. There has been very limited trading volume in the market for our Common Stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our Common Stock may adversely affect a stockholder’s ability to sell its shares of Common Stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop we may be limited in our ability to raise capital by selling shares of Common Stock and our ability to acquire other companies or assets by using shares of our Common Stock as consideration. In addition, if there is a thin trading market or “float” for our stock, the market price for our Common Stock may fluctuate significantly more than the stock market as a whole. Without a large float, our Common Stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our Common Stock may be more volatile and it would be harder for a stockholder to liquidate any investment in our Common Stock. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our Common Stock could fluctuate widely in response to several factors, including:

●	our quarterly or annual operating results;

●	changes in our earnings estimates;

●	investment recommendations by securities analysts following our business or our industry;

●	additions or departures of key personnel;

●	changes in the business, earnings estimates or market perceptions of our competitors;

●	our failure to achieve operating results consistent with securities analysts’ projections;

●	changes in industry, general market or economic conditions; and

●	announcements of legislative or regulatory changes.

The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in the technological and healthcare industry. The changes often appear to occur without regard to specific operating performance. The price of our Common Stock could fluctuate based upon factors that have little or nothing to do with us and these fluctuations could materially reduce our stock price.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. If litigation is instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, regardless of the outcome of such litigation.

We Need to Raise Additional Capital to Meet Our Future Business Requirements and Such Capital Raising May Be Costly or Difficult to Obtain and Could Dilute the Ownership Interest of Current Stockholders

We have relied upon cash from financing activities and, in the future, we expect to rely on the proceeds from future debt and/or equity financings, and we hope to rely on revenues generated from operations to fund all of the cash requirements of our activities. However, there can be no assurance that we will be able to generate any significant cash from our operating activities in the future. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to the Common Stock will likely include financial and other covenants that will restrict our flexibility.

Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose our existing sources of funding and impair our ability to secure new sources of funding. However, there can be no assurance that the Company will be able to generate any investor interest in its securities. If we do not obtain additional financing, we may not be able to fully develop our assets, in which case you would likely lose the entirety of your investment in us.

At this time, we have not secured or identified any additional financing. We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers and directors or from other stockholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing will involve dilution to our existing stockholders. If we do not obtain additional capital on terms satisfactory to us, or at all, it may cause us to delay, curtail, scale back or forgo some or all of our product development and/or business operations, which could have a material adverse effect on our business and financial results. In such a scenario, investors would be at risk of losing all or a part of any investment in our Company.

If Shares of Our Common Stock Become Subject to the Penny Stock Rules, It Would Become More Difficult to Trade Our Shares

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain a listing on certain national securities exchanges or are not authorized for quotation on certain automated quotation systems and if the price of our Common Stock is less than $5.00, our Common Stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Common Stock, and therefore stockholders may have difficulty selling their shares.

Our Three Largest Stockholders Collectively Own Approximately 55% of our Common Stock and Will Be Able to Exert a Controlling Influence Over Our Business Affairs and Matters Submitted to Our Stockholders For Approval

Our three largest stockholders, who include one member of our senior management team, collectively own approximately 55% of our Common Stock. As a result, if they were to act collectively, they would have control over all matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, the approval of any business combination, and any other significant corporate transaction. These actions may be taken even if they are opposed by other stockholders, including public stockholders like you.

We Do Not Expect to Pay Dividends in the Foreseeable Future

We have never declared or paid any cash dividends. We anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations, and to finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors, subject to applicable laws, and dependent upon a number of factors, including our earnings, capital requirements, and overall financial conditions. In addition, our ability to pay dividends on our Common Stock may be restricted by the terms of any future debt or preferred securities issuances. Accordingly, your only opportunity to achieve a return on your investment in our Company may be if the market price of our Common Stock appreciates and you sell your shares at a profit. The market price for our Common Stock may never exceed, and may fall below, the price that you pay for such Common Stock. We cannot assure you of a positive return on your investment or that you will not lose the entire amount of your investment.

Sales of a Significant Number of Shares of Our Common Stock in the Public Markets, or the Perception That Such Sales Could Occur, Could Depress the Market Price of Our Common Stock

Sales of a substantial number of shares of our Common Stock in the public markets could depress the market price of our Common Stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our Common Stock would have on the market price of our Common Stock.

Upon Dissolution of Our Company, You May Not Recoup All or Any Portion of Your Investment

In the event of a liquidation, dissolution or winding-up of our Company, whether voluntary or involuntary, our assets would be used to pay all of our debts and liabilities, and only thereafter would any remaining assets be distributed to our stockholders, subject to rights of the holders of our preferred stock, if any, on a pro rata basis. There can be no assurance that we will have assets available from which to pay any amounts to our stockholders upon such a liquidation, dissolution or winding-up. In such an event, you would lose all of your investment.

If Securities or Industry Analysts Do Not Publish Research or Publish Inaccurate or Unfavorable Research About Our Business, Our Stock Price and Trading Volume Could Decline

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Several analysts may cover our stock. If one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We Are an “Emerging Growth Company” and the Reduced Disclosure Requirements Applicable to Emerging Growth Companies May Make Our Common Stock Less Attractive to Investors

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC-registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In this prospectus, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our Common Stock less attractive if we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Our Management Team is Required to Devote Substantial Time to Public Company Compliance Initiatives

As a publicly reporting company, we incur significant legal, accounting, and other expenses. Our management and other personnel devote a substantial amount of time to comply with our reporting obligations. Moreover, these reporting obligations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We rely on information technology systems across our business. As our reliance on data and information technology systems have increased, we have continued to evolve and modify our cybersecurity processes and strategy and related governance and oversight practices as well as enhance the expertise of our cybersecurity team.

Cyber Risk Management & Strategy

Advanced cyber threats have targeted the energy industry and raised our risk profile. As part of our overall risk management system, we regularly assesses our processes and practices for managing and mitigating cybersecurity risks and determine whether such risks are being effectively managed and mitigated.

We have implemented and invested in multiple technologies, controls, and procedures designed to protect our information systems and related infrastructure; identify, assess and remediate vulnerabilities; and monitor and mitigate the risk of data loss and other cybersecurity threats and intrusions.

Our third-party cybersecurity team, which is responsible for our cybersecurity strategy and planning, oversees such efforts. As part of their efforts, such team seeks to identify potential cyber vulnerabilities and opportunities for improvement and then evaluates and implements different cybersecurity technologies to address any identified vulnerabilities and opportunities. However, this does not imply that we meet any particular technical standards, specifications, or requirements.

In addition, our third-party cybersecurity team play a key role in reviewing and assessing our controls and procedures, including conducting vulnerability assessments.

In the event of an incident, our third-party cybersecurity team have a designated response team and written response plan in place with predefined escalation and response procedures. We also have processes in place to monitor the cybersecurity risk exposure and security practices of key service providers to assess their cyber preparedness.

While such technologies, controls, and procedures cannot entirely eliminate cybersecurity threats, we believe the risks from cybersecurity threats (including as a result of previous cybersecurity incidents) have been effectively managed and contained, and have not materially affected, and are not reasonably likely to materially affect, us and our business strategy, results of operations or financial condition.

As technology and potential cybersecurity threats evolve, we intend to continue to adapt and enhance our cybersecurity controls, procedures, and protections.

Cyber Expertise & Experience

We do not have any in-house cybersecurity professionals. As discussed above, our cybersecurity team consist of third-party cybersecurity professionals. Our Managed Security Service Provider has over 20 years of experience in the Cybersecurity and Energy Industry. Their leadership team has provided extensive Information Technology expertise to protect industry leaders globally.

Cyber Governance & Oversight

Our third-party cybersecurity team reports to our Chief Financial Officer.

Item 2. Properties.

Land

We own several parcels of land in the St. Johns Gas Unit, as discussed below, totaling approximately 360 acres.

Facilities

Our principal executive office is located at 2000 Bering Drive, Suite 875, Houston, Texas 77057, pursuant to a 39 month lease that, upon its second amendment, commenced in October 2023 (the “Houston Office”). This facility, consisting of 5,408 square feet, is expected to provide the space and infrastructure necessary to accommodate our present operations, based on our current business plan. The annual rent for the first lease year is approximately $83,088, with future lease years subject to escalation clauses.

Our field office is located at 830 East Main Street, Suite 220, Springerville, Arizona 85938. The term of the lease is month-to-month. The annual rent is $8,835.

Leases

As of December 31, 2023 and 2022, the Company had operating leases recorded on the balance sheet for the Houston Office and a site lease agreement in Arizona (the “Site Lease Agreement”) for storage of equipment. The Houston Office lease will expire in January 2027 and the Site Lease Agreement will expire in February 2024. All the leases have renewal options, but the Company did not recognize any of the renewal options.

On January 3, 2022, we entered into a Master Services Agreement (the “MSA”) with a contractor for the contractor to provide certain helium removal and purification services at the plant in the St. Johns Field. The service consists of processing our feed gas using the contractor’s pressure swing absorption process and equipment to be operated by the contractor. It is a five-year lease that commenced on April 1, 2023. The fee is $50,000 per month and increases to $70,000 per month if or when we have the contractors add more equipment to increase the capacity of gas the plant can process. We attributed $30,000 per month to the rental of equipment and accounted for it as an operating lease under ASC 842 and recorded it to the balance sheet.

Helium and CO2 Properties

The Unit Agreement

We are the Unit Operator of The Unit Agreement for the Development and Operation of the St. Johns Gas Unit dated February 1, 2009 (the “Unit Agreement”), which consists of approximately 170,500 acres. All the land committed to the Unit Agreement is referred to as the “unitized land” and all the CO2, helium, nitrogen and non-commercial quantities of hydrocarbons and other gases included with the preceding in any and all formations of the unitized land are unitized under the terms of the Unit Agreement and are referred to as “unitized substances”. The Parties to the Unit Agreement are the owners of working, royalty or other gas interests in the unit area subject to this agreement. We have a one hundred percent (100%) working interest in approximately 152,000 acres subject to the Unit Agreement. As Unit Operator, we have the exclusive right, privilege, and duty of exercising any and all rights of the Parties which are necessary or convenient for prospecting for, producing, storing, allocating, and distributing the unitized substances.

Separate Participating Areas shall be established for those pools or deposits of unitized substances that contain helium in concentrations of greater than three-tenths of one percent (0.3%) of the unitized substances (the “Limit”) and for those pools or deposits that contain helium in concentrations of less than or equal to the Limit. It is the intent of the Unit Agreement that a Participating Area shall represent the area known or reasonably proved to contain proved or probable reserves of unitized substances with helium concentrations of greater than the Limit or with helium concentrations of less than the Limit or which are necessary for unit operations.

All unitized substances produced from a Participating Area established under the Unit Agreement shall be allocated to each tract within the Participating Area in proportion to the volumes of unitized substances originally in place under reservoir conditions under each tract as of effective date of the Unit Agreement. Prior to commercial sales, we, as working interest owners, had to pay to each royalty owner whose interest under a lease has been committed to the Unit Agreement, a rental payment equal to the shut-in royalty payable to that royalty owner in accordance with the terms of its lease.

We have a right to resign as the Unit Operator at any time. We may, upon default or failure in the performance of our duties or obligations under the Unit Agreement, be subject to removal by vote of the working interest owners participating in the Unit Agreement. The resignation or removal of us as Unit Operators shall not terminate our right, title, or interest as the owner of a working interest or other interest in the unitized substances.

On January 24, 2022, the Unit Agreement was amended (the “Amended Unit Agreement) and approved by all necessary parties to extend the termination date of the Unit Agreement for five years to January 31, 2027. The Amended Unit Agreement shall remain in effect thereafter so long as unitized substances can be produced in quantities sufficient to pay for the cost of producing from wells on unitized land within any Participating Area established hereunder.

Estimation and review of helium reserves and helium and CO2 contingent resources

Proved helium reserve and helium and CO2 contingent resources estimates as of January 1, 2024 were prepared by William M. Cobb & Associates, Inc. (“Cobb”), our independent petroleum engineers. Cobb does not own an interest in any of our properties, nor are they employed by us on a contingent basis. A copy of our independent petroleum engineer’s proved helium reserve report, helium and CO2 contingency resources reports and helium and CO2 contingency resources reports addendums as of January 1, 2024 are attached as Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5 to this Annual Report on Form 10-K.

Cobb is recognized as an industry leader in identifying and solving complex technical problems and offer considerable experience and expertise in the areas of reservoir analyses, waterflood studies, miscible and immiscible gas injection projects, reserve analyses, property evaluations, geology and petrophysics, economic studies, and expert witness testimony. Cobb was founded in 1983 and performs consulting petroleum engineering services as a Registered Engineering Firm (F-84) in Texas. Within Cobb, the technical person primarily responsible for preparing the estimates set forth in the Cobb reports is the President Randal M. Brush, a Registered Professional Engineer (#85165) in Texas. Mr. Brush holds a B.S. in Chemical Engineering with honors from Rice University and a M.S. in Petroleum Engineering from Stanford University and has over 40 years of experience. Mr. Brush is a member of the Society of Petroleum Engineers, where he has served on several committees and Society of Petroleum Evaluation Engineers. Mr. Brush is now Senior Engineering Advisor with Haas & Cobb Petroleum Consultants, formed by the January 2024 merger of William M. Cobb & Associates, Inc. and Haas Engineering.

This technical principal meets and exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. He is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Cobb is very familiar with the St. Johns Field assets and has prepared reserves and contingent resource reserves reports for the properties and previous owners over the past 15 years. Our internal staff of petroleum engineers and geoscience professionals worked closely with our independent petroleum engineers to ensure the integrity, accuracy and timeliness of the data used to calculate the proved helium reserves and contingent helium and CO2 resources relating to our assets. Our internal technical team members met with our independent petroleum engineers periodically to discuss the assumptions and methods used in the proved reserve estimation process. We provided both new and historical information to our independent petroleum engineers for our properties, such as ownership interest, historical production, well test data, helium and CO2 prices, subsurface geologic data and estimated operating and development costs. Our Chief Technology Officer is primarily responsible for overseeing the preparation of our reserves and contingent resources estimates. Our Chief Technology Officer has over 35 years of experience across multiple facets of the energy industry including assisting with the preparation of reserves and contingent resources reports. He obtained a BSc. in Geochemistry with Honors from the University of London, and MS in Geologic Engineering from the Colorado School of Mines.

The preparation of our proved helium reserve and contingent helium and CO2 resources estimates as of January 1, 2024 was completed in accordance with internal control procedures. These procedures, which are intended to ensure reliability of reserves and contingent resource estimations, include the following:

●	review and verification of producing formations, well targets and the development plan by our Chief Technology Officer;

●	review by our Chief Technology Officer of all of our reported proved helium reserves contingent helium and CO2 resources;

●	verification of property ownership interest by our Chief Technology Officer and Land department.

Proved helium reserves report

We had one producing well as of December 31, 2023. The Cobb report for proved helium reserves as of January 1, 2024 was prepared to evaluate the reserves and cash flows associated with the one producing well. The reserves evaluation is based on the estimates of in-place and potentially recoverable helium gas volumes in the St. Johns Field. Because these gases are not hydrocarbons, they are not subject to the SEC’s or the petroleum industry’s hydrocarbon reserves definitions. However, to put these reserves estimates into a technical context, the corresponding reserves category would be “proved developed producing reserves”, as defined by the petroleum industry’s Petroleum Resources Management System, revised in June 2018 (the PRMS).

The PRMS defines “proved reserves” as “…those quantities of petroleum that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be commercially recoverable from known reservoirs and under defined technical and commercial conditions.” It defines “developed producing reserves” as those “…expected to be recovered from completion intervals that are open and producing at the time of the estimate.” While not petroleum, the helium gas currently produced by the subject well otherwise fits these definitions.

Contingent helium and CO2 resources report

The goals of this feasibility study include estimating, or incorporating other experts’ estimates, of the following: (1) the volume of total gas in place within our leased minerals in the St. Johns Field; (2) the amount of gas that might be produced under reasonable development scenarios; (3) the resulting volumes of recoverable helium and CO2; (4) the approximate cost and timing of wells and facilities required to recover those volumes; and (5) the overall potential economic value of the project. All these results are estimates with significant uncertainty associated with their values. These values will change, and the uncertainty will be reduced, as additional information is gathered in the Field as a result of development activities.

Because these gases are not hydrocarbons, they are not subject to the SEC’s or the petroleum industry’s hydrocarbon reserves definitions. However, to put these volumes into a technical context, this report treats them as “contingent resources” associated with the Field’s remaining development, as defined by the petroleum industry’s Petroleum Resources Management System, revised in June 2018 (the PRMS).

The PRMS defines “contingent resources” as “Those quantities of petroleum estimated, as of a given date, to be potentially recoverable from known accumulations by application of development projects, but which are not currently considered to be commercially recoverable owing to one or more contingencies.” The “contingent” aspect of this resource relates to the current absence of a budgeted development project for the wells beyond the one producing well. Commitments to the execution of a development project would remove this contingency for those portions of the Field subject to those commitments. Reserves could then be assigned to those portions of the Field associated with production and would increase as wells are brought on production either through reactivation or drilling and completion.

In contrast to this project’s commercial contingency, several of the technical uncertainties associated with this project have been addressed by the extensive data gathering and well testing programs carried out by the prior operators of the field. This evaluation was based on well data, production test data, and prior studies supplied by us. Cobb has reviewed those studies, considers them reliable, and has incorporated their results into this evaluation where appropriate.

For the Proved helium reserves report and the Contingent helium and CO2 resources reports, Cobb did not review the agreements, if any, under which the St. Johns Field would be developed and operated, nor any sales agreements and relied on the company and its 3rd party consultants. No on-site field inspection or review of the title to the properties were carried out by Cobb. Also, Cobb did not review permitting requirements of this project, nor of the ability of us to obtain any such needed permits or approvals.

The results presented in the referenced reports are based on geologic and engineering judgment, and as such are estimates. There are uncertainties in the analysis of the available data. Any estimated future production volumes may or may not, in fact, occur. Volumes may increase or decrease as a result of future operations, or as the result of unforeseen geological conditions. Therefore, those results are not warranted or guaranteed as to their accuracy, but represent opinions based on the interpretation of technical data.

Summary of helium reserves and contingent helium and CO2 resources

The following table presents our estimated recoverable reserves and contingent resources as of January 1, 2024, assuming sale prices of $610/MCF for helium and $200/ton for CO2:

	Helium (MCF)	CO2 (MCF)	PV10 (Millions)
Net proved producing reserves (sold):	20,643	—	$6
Net contingent resources (sold):	8,260	610,000	$3,439

Helium and CO2 Production Prices and Production Costs

The Company completed the installation of its first helium processing plant in the St. Johns Field and commenced production and realized its first helium revenues during the third quarter of 2023. The following table sets forth information regarding our net production of helium and certain price and cost information for the year ended December 31, 2023:

Production
Helium (MCF)	677

Revenue
Helium	$313,198
Average helium realized price (per MCF)	$462.63

Operating expenses
Depreciation and depletion	$103,174	(1)
Lease and well operating expenses	158,888
Gathering and processing expenses	551,983
Total Operating expenses	$814,045

Average costs (per MCF)
Depreciation and depletion	$152.40
Lease and well operating expenses	234.69
Gathering and processing expenses	815.34
Total Operating expenses per MCF	$1,202.43

(1)	Removed accretion expense and depreciation of vehicles as they are not production costs.

We do not believe the production cost per unit during the start-up phase is reflective of the cost per unit that we expect to incur once we achieve steady state operations. Approximately $559,000 of production costs incurred during the year ended December 31, 2023 were fixed costs.

Drilling activity and productive wells

We completed one of the temporarily plugged wells we acquired from Kinder Morgan CO2 Company, LLC during 2022 and that is our sole producing well as of December 31, 2023.

Title to properties

We believe that we have satisfactory title to our properties in accordance with generally accepted industry standards. As is customary when leasing minerals, we initially conduct a cursory review of the title to our properties for an acquisition of leasehold acreage. We perform a thorough title examination and curative work with respect to significant defects either prior to an acquisition of producing properties or prior to commencement of drilling operations on those properties. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property. We have obtained title opinions on substantially all of our producing properties and believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and natural gas industry.

Prior to completing an acquisition of producing oil and natural gas leases, we perform title reviews on the most significant leases and, depending on the materiality of properties, we may obtain a title opinion, obtain an updated title review or opinion or review previously obtained title opinions. Our helium and CO2 properties are subject to customary royalty and other interests, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect our carrying value of the properties.

We believe that we have satisfactory title to all our material assets. Although title to these properties is in some cases subject to encumbrances, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the exploration industry, we believe that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from our interest in these properties or materially interfere with our use of these properties in the operation of our business. In addition, we believe that we have obtained sufficient rights-of-way, grants and permits from public authorities and private parties for us to operate our business in all material respects.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no “established trading market” for our shares of Common Stock. Since May 8, 2023, our common stock has been quoted on the OTC Pink under the ticker symbol “CYRB”. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company is currently pursuing a name change to Proton Green Corporation and a ticker change to “PGRN”, which has been reserved with the Nasdaq Stock Market LLC.

The following table shows the high and low bid prices of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

The last reported closing price was $1.03 on July 7, 2023.

Quarter Ended	High	Low
December 31, 2023	N/A	N/A
September 30, 2023	$1.03	$1.03
June 30, 2023 (starting on May 8, 2023)	$1.03	$1.03

Holders

As of March 27, 2024, the Company had 127 stockholders of record. The number of shareholders does not include beneficial owners holding shares through nominee names.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

Date	Title	Amount	Aggregate Proceeds	Class of Person
11/17/2023	Common Stock	80,000	$100,000	Investors
12/13/2023	Common Stock	727,374	—	David A. Hobbs
1/31/2024	Common Stock	150,088	187,609	Investors
3/5/2021	Common Stock	2,424	—	Douglas Heller
Total		959,886	$287,609

On November 17, 2023 and January 31, 2024, the Company entered into a Subscription Agreement with Investors for the issuance of 230,088 shares of Common Stock at a price of $1.25 per share, par value $0.001. The Company intends to use the net proceeds from the funds received to finance the acquisition, exploration, drilling or improvements of the Company or its subsidiaries’ helium and CO2 properties or for other customary general corporate purposes. The Investors will not sell, assign, pledge, give, transfer or otherwise dispose of the Common Stock, or any interest therein, or make any offer or attempt to do any of the foregoing, except pursuant to a registration of such securities under the Securities Act of 1933, as amended (the “Securities Act”), and all applicable state securities laws or in a transaction which is exempt from the registration provisions of the Act and all applicable state securities laws.

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

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

On December 13, 2023, the Company issued 727,374 shares of Common Stock to Mr. David A. Hobbs as a one-time compensation arrangement for joining the Company as Executive Officer.

On March 5, 2024, the Company issued 2,424 shares of Common Stock to Mr. Douglas Heller, our Director, pursuant to the Company’s Board of Directors Agreement.

Item 6. RESERVED

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for helium and CO2, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed in this Annual Report on Form 10-K, particularly in “Item 1A. Risk Factors” and above in “Cautionary Statement Concerning Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

Cyber App Solutions Corp. (the “Company,” “CYRB” “we,” “us,” or “our”) is a corporation established under the corporation laws in the State of Nevada on February 19, 2021.

On July 17, 2023, we completed a reverse asset acquisition with Proton Green, LLC (“Proton Green”), a Wyoming limited liability company (the “Acquisition”). Effective July 17, 2023, we entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”) by and among us, Proton Green, and the members of Proton Green (the “Proton Green Members”). Pursuant to the Share Exchange Agreement, we agreed to exchange the outstanding membership interests of Proton Green held by the Proton Green Members for shares of our Common Stock. At the Closing Date, we issued 68,000,000 new shares of Common Stock to the Proton Green Members, representing approximately 94.4% of the issued and outstanding shares of our Common Stock following such issuance. In connection with the closing of the transaction, Proton Green became a wholly owned subsidiary of ours.

As a result of the Acquisition, the Proton Green Members were collectively able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of us. The Managing Member of Proton Green assumed the role of President, Chief Executive Officer and Director immediately following the Acquisition. We are in the process of changing our name from “Cyber App Solutions Corp.” to “Proton Green Corporation”.

Our shares of Common Stock are quoted on the OTC Pink under the symbol “CYRB”.

Subsequent to the Share Exchange Agreement, we have no other operations other than the operations acquired from Proton Green. We are focused on the acquisition, exploration, development and production of helium and beverage grade carbon dioxide (CO2) and we have the capabilities for carbon capture and storage. Our assets are concentrated in the St. Johns Field located in Apache County, Arizona of the United States (the “St. Johns Field”).

We completed the installation of our first helium processing plant in the St. Johns Field and commenced production and generated our first helium revenues during the third quarter of 2023. The first helium plant has a current processing capacity of approximately 4 million cubic feet per day of inlet gas during this initial long term process testing phase. However, we are analyzing the production and processing performance and plans to expand the capacity of this first helium processing plant to 20 million cubic feet per day of inlet gas.

We are also focused on the commercialization of our CO2 reserves. Front-end engineering design (“FEED”) studies are underway for beverage grade CO2 plants with a plan to install multiple modular CO2 plants at the St. Johns Field, each capable of processing up to 500 tons per day each of liquid CO2. The pace of installation will initially rely upon availability of external financing. However, as internally generated cash flow builds, we will continue to add CO2 plants that are capable of processing up to 500 tons per day of liquid CO2 on a routine basis. We have engaged with multiple plant equipment providers to determine the most economical and productive construction partner following the completion of the FEED studies.

Our principal executive offices are located at 2000 Bering Drive, Suite 875, Houston, Texas, 77057. Our main telephone number is (713) 400-2987. Our website is www.protongreen.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of this Annual Report on Form 10-K.

U.S. Department of Energy Program

In August 2023, we received notice regarding a potential financial award from the U.S. Department of Energy (“DoE”) that we, as a member of a consortium of companies, which includes us, Black & Veatch, Carbon Collect, CarbonCapture, Carbon Solutions, Arizona State University, University of New Mexico, University of Utah, Tallgrass, and the Arizona Geological Survey, had been selected to receive an approximately $11,600,000 grant for plans to develop the Southwest Regional Direct Air Capture (“DAC”) Hub to advance the design of a regional DAC hub. The program aims to expedite the deployment of a nationwide network of large-scale DAC CO2 removal sites to address legacy CO2 pollution and complement rapid emission reduction in the region. We will work alongside our consortium partners to develop a storage field development plan to securely sequester CO2 captured from the atmosphere into our St. Johns Field basin. Under the program, we expect that we will receive reimbursement for certain overhead fees incurred. The negotiations of the DoE award are ongoing and we anticipate completing negotiations during the first half of 2024.

Market Conditions

Helium

The global helium market size in 2023 was estimated at $3.6 billion and is expected to grow1 at a compound annual growth rate of 6.7% from 2024 to 2030.2 Helium is a unique element in that it is the second most abundant in the universe, the most stable, yet rare and difficult to capture and store on the Earth, found in only a few locations spanning about twenty production fields globally. Its unique qualities make it a non-renewable and limited natural resource, highly demanded in many growing industries such as medical technology, high-tech, space exploration and national defense. Specific uses for helium include: semiconductor and fiber-optics manufacturing, cooling superconducting magnets in MRI machines, leak detection, as a purge gas and pressurizing agent in spacecraft, leak detection, airbags, deep sea diving oxygen tanks, and more. Production of helium goes back to 1900s. Since that time, the industry has experienced four notable periods of shortage between year 2006 and today, with the helium production currently experiencing a Helium shortage 4.0 started in 2022 and driven by the increased demand from growing industries and technologies and decreased production. The demand for helium is currently estimated at 5.9 billion cubic feet (Bcf) and expected to increase to about 8 Bcf by 20303. The United States has been a leading producer of helium4 and currently holds roughly 40% of the global production market share, which is expected to decrease to about 30% by year 2030.

Carbon Dioxide (CO2)

The U.S. carbon dioxide market size was valued at $3.2 billion in 2021 and is expected to expand at a compound annual growth rate (CAGR) of 8.4% from 2022 to 2030. The food & beverages segment led with a revenue share of 34.52% in the year 2021.5 In the U.S. beverage industry, CO2 is commonly utilized for carbonating soft drinks and beer. Additional uses for CO2 are enhanced oil recovery, dry ice production, wastewater treatment, welding, fire suppression, plant growth, food preservation, food refrigeration and freezing, and more. Characteristics of its use include creating carbonation for desired fizziness, diverse sources (industrial processes, fermentation), adherence to food-grade standards, reliance on a stable supply chain, and transportation/storage in liquid or compressed gas forms. Industry-specific details are recommended for the latest information.

CO2 for beverages can come from various sources: fermentation processes (alcoholic beverage production), industrial processes (chemical manufacturing), natural sources (natural springs), dry ice production, biogas production (anaerobic digestion), and upstream oil and gas operations (natural gas processing). Regardless of the source, CO2 must meet strict quality standards to ensure safety and taste in the final beverage product, often involving purification processes by manufacturers.

1	https://pubs.aip.org/physicstoday/article/76/9/18/2908156/Helium-prices-surge-to-record-levels-as-shortage

2	https://www.grandviewresearch.com/industry-analysis/helium-market-report

3	https://www.gasworld.com/feature/the-2023-worldwide-helium-market/2128890.article/; https://www.sciencedirect.com/science/article/abs/pii/B9780128233771501531

4	https://www.usgs.gov/news/national-news-release/usgs-seeks-public-comment-helium-supply-risk

5	https://www.grandviewresearch.com/industry-analysis/us-carbon-dioxide-market-report

Segment Information

The Company manages its business globally within one reportable segment, which is consistent with how our management reviews the business, prioritizes investment and resource allocation decisions and assesses operating performance.

Results of Operations

Fiscal Year Ended December 31, 2023 Compared to the Fiscal Year Ended December 31, 2022

	For the Year Ended December 31,		Change
	2023	2022	$	%
Helium revenue	$313,198	$—	$313,198	100%

Operating expenses
Depreciation, depletion, amortization and accretion	157,653	51,800	105,853	204%
Lease and well operating expenses	149,210	22,481	126,729	564%
Shut-in expenses	197,187	390,224	(193,037)	(49)%
Gathering and processing expenses	701,983	—	701,983	100%
Production taxes	13,456	—	13,456	100%
General and administrative expenses	4,762,080	6,952,765	(2,190,685)	(32)%
General and administrative expenses - related parties	167,500	137,500	30,000	22%
Deposit on terminated purchase and sale agreement	—	500,000	(500,000)	(100)%
Total operating expenses	6,149,069	8,054,770	(1,905,701)	(24)%
Net loss from operations	(5,835,871)	(8,054,770)	2,218,899	(28)%
Other income (expense)
Gain on extinguishment of debt	3,033,634	—	3,033,634	100%
Interest expense	(2,818,478)	(8,439,687)	5,621,209	(67)%
Event of default fees	(5,875,111)	(11,013,572)	5,138,461	(47)%
Interest income - related parties	—	2,252	(2,252)	(100)%
Other income (expense), net	(53,691)	7	(53,698)	(767,114)%
Unrealized gain (loss) on derivatives mark-to-market	(197,886)	142,698	(340,584)	(239)%
Total other expense	(5,911,532)	(19,308,302)	13,396,770	(69)%
Net loss	$(11,747,403)	$(27,363,072)	$15,615,669	(57)%

Revenue

Helium revenue.

For the years ended December 31, 2023 and 2022, the helium revenue was $313,198 and $0, respectively. The 100% increase in helium revenues was due to the completion and startup of our first helium plant in the St. Johns Field. We sold approximately 677 MCF during the period.

Operating Expenses

Depreciation, depletion, amortization and accretion.

For the years ended December 31, 2023 and 2022, the depreciation, depletion, amortization and accretion was $157,653 and $51,800, respectively. The 204% increase primarily relates to depreciation on the gas processing plant costs in the amount of $37,195 that began production during the third quarter of 2023 and depletion expense in the amount of 65,978, which began in the third quarter of 2023 with the startup of production at our first well. The remaining increase is due to an additional $2,559 of accretion expense.

Lease and well operating expenses.

For the years ended December 31, 2023 and 2022, the lease and well operating expenses were $149,210 and $22,481, respectively. The 564% increase is primarily due to compression costs to feed gas into the plant in the St. Johns Field. Compression costs for the year ended December 31, 2023 was $111,918 compared to $0 for the year ended December 31, 2022. Additionally, for the year ended December 31, 2023, we incurred $15,000 of operator fees to maintenance the wellhead equipment and compressor compared to $0 for the year ended December 31, 2022.

Shut-in expenses

For the years ended December 31, 2023 and 2022, the shut-in expenses were $197,187 and $390,224, respectively. The 49% decrease in shut-in expenses for the year ended December 31, 2023 compared to the same period in 2022 was due to a significant lease owner not requiring us to make a shut-in royalty payment in 2023 and the payment was made in 2022.

Gathering and processing expenses

For the years ended December 31, 2023 and 2022, the gathering and processing expenses were $701,983 and $0, respectively. The 100% increase is due to the startup of our first helium plant in the St. Johns Field. Gathering and processing expenses are the cost incurred to operate the helium plant. Gathering and processing expenses for the year ended December 31, 2023 consisted of $209,182 for electricity to power the equipment at the plant, $270,000 related to the amortization of leased equipment recorded in right-of-use assets, and $222,800 related to operator fees and maintenance costs at the helium plant.

Production taxes

For the years ended December 31, 2023 and 2022, the production taxes were $13,456 and $0, respectively. The 100% increase is due to us having sales during the year ended December 31, 2023. Production taxes relates to the Arizona transaction privilege tax. Arizona’s stated transaction privilege tax for our industry is 3.437% of gross helium revenues.

General and administrative expenses

For the years ended December 31, 2023 and 2022, the general and administrative expenses were $4,762,080 and $6,952,765, respectively. The 32% decrease is primarily driven by a decrease in stock compensation expense of $1,590,282. Stock compensation expense during the year ended December 31, 2023 of $909,218 relates to equity granted to our executive officer for joining the company compared to $2,499,500 during the year ended December 31, 2022 related to equity paid for consulting services. The remaining decrease of approximately $1,346,794 primarily relates to a reduction in professional fees. Professional fees during the year ended December 31, 2022 primarily related to accounting professionals assisting with design and implementation of accounting policies and procedures, general ledger accounting, and preparation for being a public company and engineering professionals assisting with development plans of the St. Johns Field, reserve studies, and permitting studies; such costs were not incurred to the same magnitude during the year ended December 31, 2023. Above decreases were partially offset by an increase of $303,160 to payroll and payroll related costs and $244,4000 in audit fees.

General and administrative expenses - related parties

For the years ended December 31, 2023 and 2022, the general and administrative expenses - related parties were $167,500 and $137,500. The 22% increase is due to $95,000 paid for Front-end engineering design studies for our initial beverage grade CO2 plant to an entity that is affiliated with one of our Board members .The increase was partially offset by a decrease of $65,000 for advisory and human resource consulting services provided by principal owners of greater than 10% of our common stock and an immediate family member of one of our name executive officers.

Deposit on terminated purchase and sale agreement

During the year ended December 31, 2022, we paid an earnest deposit towards a purchase and sale agreement that was terminated. A similar event did not occur during the year ended December 31, 2023.

Other income (expense)

Gain on Extinguishment of debt

For the years ended December 31, 2023 and 2022, the gain on extinguishment of debt was $3,033,634 and $0, respectively. We issued convertible notes in November 2023 and used a portion of the proceeds to settle the outstanding convertible notes we had outstanding with Alpha Carta, Ltd. The settlement was accounted for as an extinguishment of debt and resulted in a gain of $17,671,812. The gain was partially offset by the fair value of the convertible notes and warrants issued in November 2023. We elected the fair value option to account for the convertible notes issued in November 2023. The initial fair value of the convertible notes and warrants issued in November 2023 resulted in an unrealized loss of $14,638,178.

Interest expense

For the years ended December 31, 2023 and 2022, the interest expense was $2,818,478 and $8,439,687, respectively. The 67% decrease is primarily related to the amortization of debt discounts on the Amended and Restated Notes of $0 and $6,635,147 during the years ended December 31, 2023 and 2022, respectively. There was also a decrease of $177,587 in monthly interest expense accruing on the Amended and Restated Notes during the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was partially offset by an increase of $560,400 related to interest expense incurred on short-term notes issued and settled during 2023, $480,000 of commitment fees on the convertible notes entered into in November 2023 that we elected the fair value option on, and $146,667 related to interest expense incurred on the convertible notes entered into in November 2023 for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Event of default fees

For the years ended December 31, 2023 and 2022, the event of default fees related to the Amended and Restated Notes were $5,875,111 and $11,013,572, respectively. The 47% decrease was due to us recording $2,416,829 to increase the principal balance to its redemption value and a $2,250,000 liquidated damage fee during the year ended December 31, 2022, which was a nonrecurring charge. The remaining decrease of $748,200 was due to fewer days of incurring the daily financing, administrative, packaging, and extension fees during the year ended December 31, 2023 compared to 2022. The total decrease was partially offset by an increase of $276,567 in the 1% of the Event of Default Redemption Price due to the increasing principal balance used to calculate the fee during the year ended December 31, 2023 compared to 2022.

Other income (expense), net

For the years ended December 31, 2023 and 2022, other income (expense) was an expense of $53,691 and an income of $7, respectively. The decrease in other income (expense), net was due to the write-off of certain assets and liabilities acquired in the reverse acquisition among Cyber App Solutions Corp and Proton Green, LLC in the amount of $24,755 and the change in unrealized loss on the fair value of the convertible notes issued in November 2023 in the amount of $28,944 from initial recognition through December 31, 2023.

Unrealized loss on change in fair value of notes payable

For the years ended December 31, 2023 and 2022, unrealized loss on change in fair value of notes payable was $12,082,880 and $0, respectively. The primary reason for the increase was due to the Company electing the fair value option on the convertible notes issued in November 2023, which resulted in an initial unrealized loss of $12,053,936. The change in unrealized loss on the fair value of the convertible notes issued in November 2023 increased by $28,944 from initial recognition through December 31, 2023.

Unrealized Gain (Loss) on derivatives mark-to-market

For the years ended December 31, 2023 and 2022, unrealized gain (loss) on derivatives mark-to-market was a loss of $197,886 and a gain of $142,698, respectively. Unrealized gain (loss) on derivatives mark-to-market relates to warrants and conversion features on the Company’s notes payable.

Liquidity and Capital Resources

Since inception, we have generated significant losses. As of December 31, 2023, we had an accumulated deficit of $44,262,874. We did not begin to produce or generate any revenue from sales of our helium at the St. Johns Field until August 2023 and have only generated limited revenue to date. Our primary sources of capital have been through proceeds from the issuance of debt and equity. The primary uses of capital to date has been for the acquisition of our mineral leases in the St. Johns Field, which gave us operating control over approximately 170,000 acres in Apache County, Arizona, development of the St. Johns Field, paying debt service costs, production start-up costs, helium plant installation and funding corporate overhead.

We define working capital as current assets less current liabilities. At December 31, 2023 and 2022, we had a working capital deficit of $23,739,229 and $22,343,766, respectively. The deficits were primarily due to the amounts outstanding under our notes, as they are classified as current liabilities.

As of March 27, 2024, we had cash on hand of $136,200. Our material liquidity needs over the next twelve months consist of the following:

●	On November 21, 2023, the Company issued convertible promissory notes to each of two investors, with an aggregate principal amount of $16,000,000, with interest at a rate of 5% per annum due monthly and monthly repayments of $1,500,000 starting from January 21, 2024 and remaining outstanding balance due on July 21, 2024. See Note 8 – Debt, for more details. We have not made interest and principal payments and are in default on the convertible promissory notes.

●	Outstanding accounts payable balances, corporate overhead, and helium operations until, if ever, we are able to generate sufficient cash flows from operations.

●	We need to expand the capacity of our first helium plant in the St. Johns Field, which we estimate will require capital expenditures ranging from $1,500,000 to $2,000,000. We expect with this expansion, that we will generate sufficient cash flows to cover operating costs at the helium plant, fund corporate overhead, and make payments required for convertible promissory notes issued in 2023.

We have no committed capital to address our material liquidity needs over the next twelve months from the date of these financial statements being issued. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued. The consolidated financial statements included in this report have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.

Over the next twelve to eighteen months, in addition to continuing to develop our helium reserves, we plan to focus on the development of our CO2 reserves. We have front-end engineering design studies underway for our CO2 plants. Our current plans are to install two CO2 plants at the St. Johns Field that are capable of producing a combined 1,000 tons per day of liquid CO2. Our estimate of the cost for each CO2 plant ranges from $11,000,000 to $13,000,000. In addition, we expect that we’ll need additional capital ranging from $3,000,000 to $6,000,000 to drill new wells to keep our helium and CO2 plants at capacity.

We are currently evaluating debt and equity financing strategies that we believe will provide sufficient capital to fund the CO2 plants and begin drilling new wells as needed. We believe the cash flows generated from the addition of the CO2 plants will be more than sufficient to address any debt service costs we would incur from debt financing strategies and fund any additional capital needed to drill new wells. Helium and CO2 production levels that we believe we are capable of achieving as a result of these capital expenditures will position us as a top tier producer of helium and liquid CO2, thereby giving us considerable bargaining power when negotiating off-take and transportation agreements. If we are unable to execute any of our debt and financing strategies or one on acceptable terms, we may not be able to finance the capital expenditures necessary to develop our helium and CO2 resources. Because we are the operator of all of our acreage, the timing and level of our capital spending is largely discretionary and within our control.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance arrangements or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the period indicated:

	For the Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(5,452,912)	$(4,582,988)
Investing activities	$(1,761,406)	$(998,551)
Financing activities	$8,338,020	$4,184,700

Operating activities. There was an increase in cash used in operating activities of $869,924 for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a decrease in change in working capital of $828,911, which increases cash used in operating activities.

Investing activities. There was an increase in cash used in investing activities of $762,855 for the year ended December 31, 2023 compared to the year ended December 31, 2022. Net cash used in investing activities for the year ended December 31, 2023 included $1,785,243 primarily related to capital expenditures paid for the helium plant at the St. Johns Field, partially offset by $23,837 related to cash acquired in the reverse acquisition. Net cash used in investing activities for the year ended December 31, 2022 included approximately $1,073,551 related to capital expenditures paid as final settlement for the acquisition of the mineral leases at the St. Johns Field, acquire equipment for the gas processing facility, install electrical infrastructure to the St. Johns Field, and acquire surface land to construct the helium plant upon and a net receipt of $75,000 from related-party lending activity.

Financing activities. There was an increase in cash provided by financing activities of $4,153,320 for the year ended December 31, 2023 compared to the year ended December 31, 2022. Net cash provided by financing activities for the year ended December 31, 2023 consisted of cash proceeds, net of issuance costs, of $11,226,725 from the issuance of equity, $8,000,000 from the issuance of those certain convertible promissory notes on November 21, 2023, and $634,600, net of issuance costs, from short-term notes issued by the company. This increase was partially offset by the paydown on debt of $11,435,000 and payment of $88,305 for direct costs incurred in the reverse asset acquisition. Net cash provided by financing activities for the year ended December 31, 2023 consisted of cash proceeds of $3,550,700 from the issuance of equity and net cash proceeds of $2,800,000 from the issuance of the Alpha Carta Note 3 partially offset by the paydown on debt of $2,000,000 and payment of $166,000 for equity issuance costs.

Contractual Obligations and Commitments

Helium Recovery Unit. On January 3, 2022, we entered into a Master Services Agreement (the “MSA”) with a contractor for the contractor to provide certain helium removal and purification services at the plant in the St. Johns Field. The service consist of processing our feed gas using the contractor’s pressure swing absorption process and equipment to be operated by the contractor. It is a five-year lease that commenced on April 1, 2023. The fee is $50,000 per month for the service and increases to $70,000 per month if or when we have the contractors add more equipment to increase the capacity of gas the plant can process. We attributed $30,000 per month to the rental of equipment and accounted for it as an operating lease under ASC 842 and recorded it to the balance sheet.

Houston Office Lease. On September 30, 2022, we amended the lease for our corporate office in Houston, Texas. The commencement date of the amendment was October 15, 2022 and the lease expiration date was October 31, 2025. On October 25, 2023, we entered into a second amendment on the lease for our corporate office in Houston, Texas to expand the amount of square feet leased. The commencement date for the expansion is January 1, 2024 and the expiration date will be extended to January 31, 2027. We accounted for this lease under ASC 842 as an operating lease that’s been recorded to the balance sheet. The lease payments escalate annually. We have co-tenants with the expansion. This amended lease will result in a straight-line amortization of approximately $3,762 per month in “General and administrative expenses” over the life of the contract.

Please see Note 16 – Commitments and Contingencies, to the financial statements.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, and expenses. Changes in these assumptions, judgments, and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ significantly from amounts previously reported. The more significant areas requiring the use of assumptions, judgments and estimates in these financials include helium reserves, cash flow inputs for impairment analysis, asset retirement obligations, fair value of derivative liabilities, and accrued expenses.

Helium and CO2 Properties

We use the full cost method of accounting for costs related to the acquisition, exploration, and development of helium and CO2 properties. Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities, are capitalized into a full cost pool and amortized over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved helium resources, discounted at 10% (standardized measure). Any costs in excess of the ceiling are written off as a non-cash expense. The expense may not be reversed in future periods. The ceiling limitation calculation is prepared using fixed contract prices we receive for the sale of our helium and CO2 production. The future cash outflows associated with future development or abandonment of wells will be included in the computation of the discounted present value of future net revenues for purposes of the ceiling limitation calculation. The net book value of our helium and CO2 properties that were subject to the full cost ceiling limitation did not exceed the ceiling amount at December 31, 2023.

Costs associated with unproved helium and CO2 properties, which may include leasehold, seismic, drilling and capitalized interest costs, are excluded from the amortization base until the properties are evaluated or an impairment is indicated. The Company’s decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involves judgment and may be subject to changes over time based on several factors, including drilling plans, availability of capital, project economics and drilling results from adjacent acreage. We did not record any impairment to our unproved helium and CO2 properties at December 31, 2023.

Asset Retirement Obligations (“ARO”)

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

Derivative Financial Instruments

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company recognize its derivative instruments as either assets or liabilities at fair value with changes in fair value recognized in earnings. The related cash flow impact of the Company’s derivative activities is reflected as cash flows from operating activities unless the derivative contract contains a significant financing element, in which case, they are classified within financing activities. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous changes in fair value recorded to earnings are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument could be required within twelve months of the balance sheet date. See Note 9 – Derivatives for more derivatives disclosures.

Fair Value Option

The fair value option election allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are recorded in other, net in the Consolidated Statements of Operations. The decision to elect the fair value option is determined on an instrument by instrument basis, which must be applied to an entire instrument and is irrevocable once elected. See Note 7 – Fair Value Measurements for more details on inputs used to fair value our debt.

For a summary of our additional accounting policies see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, to the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Cyber App Solutions Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyber App Solutions Corp and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended,in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Whitely Penn LLP

We have served as the Company’s auditor since 2022.

Houston, Texas

April 1, 2024

Cyber App Solutions Corp.

Consolidated Balance Sheets

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$1,248,191	$124,489
Related party note receivable	25,000	25,000
Prepaid expenses and other current assets, net	502,330	201,443
Total current assets	1,775,521	350,932
Property and equipment
Helium and CO2 properties, net (full cost method)	14,175,210	12,362,446
Other property and equipment, net	27,791	38,213
Total property and equipment, net	14,203,001	12,400,659
Other non-current assets
Right-of-use assets - operating leases	1,023,497	162,687
Other long-term assets, net	192,103	43,939
Total assets	$17,194,122	$12,958,217
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,698,364	$1,238,711
Notes payable	—	19,280,887
Notes payable, fair value option	20,082,880	—
Interest expense payable	146,667	1,804,477
Derivative liabilities	2,882,692	185,011
Accrued expenses and other current liabilities	542,623	127,353
Operating lease liabilities	161,524	58,259
Total current liabilities	25,514,750	22,694,698
Long-term liabilities
Asset retirement obligations	758,373	714,315
Operating lease liabilities, net of current portion	865,113	113,307
Total long-term liabilities	1,623,486	827,622
Total liabilities	27,138,236	23,522,320

Commitments and contingencies (Note 16)

Stockholders’ deficit
Common stock, $0.001 par value, 250,000,000 shares and 75,000,000 shares authorized; 80,744,354 shares and 65,828,862 shares issued and outstanding as of December 31, 2023 and 2022, respectively	80,744	65,829
Additional paid-in capital	34,238,016	21,885,539
Accumulated deficit	(44,262,874)	(32,515,471)
Total stockholders’ deficit	(9,944,114)	(10,564,103)
Total liabilities and stockholders’ deficit	$17,194,122	$12,958,217

See accompanying notes to consolidated financial statements.

Cyber App Solutions Corp.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2023	2022
Helium revenue	$313,198	$—

Operating expenses
Depreciation, depletion, amortization and accretion	157,653	51,800
Lease and well operating expenses	149,210	22,481
Shut-in expenses	197,187	390,224
Gathering and processing expenses	701,983	—
Production taxes	13,456	—
General and administrative expenses	4,762,080	6,952,765
General and administrative expenses - related parties	167,500	137,500
Deposit on terminated purchase and sale agreement	—	500,000
Total operating expenses	6,149,069	8,054,770
Net loss from operations	(5,835,871)	(8,054,770)
Other income (expense)
Gain on extinguishment of debt	3,033,634	—
Interest expense	(2,818,478)	(8,439,687)
Event of default fees	(5,875,111)	(11,013,572)
Interest income - related parties	—	2,252
Other income (expense), net	(53,691)	7
Unrealized gain (loss) on derivatives mark-to-market	(197,886)	142,698
Total other expense	(5,911,532)	(19,308,302)
Net loss before income taxes	(11,747,403)	(27,363,072)
Income tax expense	—	—
Net loss	$(11,747,403)	$(27,363,072)

Loss per common share:
Basic and diluted	$(0.16)	$(0.51)

Weighted average number of common shares uutstanding:
Basic and diluted	72,040,167	53,219,180

See accompanying notes to consolidated financial statements.

Cyber App Solutions Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances at December 31, 2021	39,507,811	$39,508	$13,134,492	$(5,152,399)	$8,021,601
Capital contributions	10,647,272	10,647	3,540,053	—	3,550,700
Equity financing costs	(497,803)	(498)	(165,502)	—	(166,000)
Equity issued to facilitate note amendments	2,249,107	2,249	747,751	—	750,000
Warrants converted to equity	429,334	429	142,739	—	143,168
Stock compensation expense	7,495,523	7,496	2,492,004	—	2,499,500
Equity issued to facilitate assignment of notes	5,997,618	5,998	1,994,002	—	2,000,000
Net loss	—	—	—	(27,363,072)	(27,363,072)
Balances at December 31, 2022	65,828,862	$65,829	$21,885,539	$(32,515,471)	$(10,564,103)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2022	65,828,862	$65,829	$21,885,539	$(32,515,471)	$(10,564,103)
Capital contributions	2,249,107	2,249	747,751	—	750,000
Equity financing costs	(77,969)	(78)	(276,922)	—	(277,000)
Issuance of common stock for cash	7,770,980	7,771	10,745,954	—	10,753,725
Issuance of common stock for short-term loan repayment	236,000	236	294,764	—	295,000
Stock compensation expense	727,374	727	908,490	—	909,217
Reverse asset acquisition, net of transaction costs	4,010,000	4,010	(67,560)	—	(63,550)
Net loss	—	—	—	(11,747,403)	(11,747,403)
Balances at December 31, 2023	80,744,354	$80,744	$34,238,016	$(44,262,874)	$(9,944,114)

See accompanying notes to consolidated financial statements.

Cyber App Solutions Corp.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(11,747,403)	$(27,363,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	157,653	51,800
Amortization of debt discount	95,400	6,635,147
Stock compensation expense	909,217	2,499,500
Non-cash interest expense	1,773,557	1,804,477
Event of default fees	5,875,111	11,013,572
Gain on extinguishment of debt	(3,033,634)	—
Unrealized loss on change in fair value of notes payable	28,944	—
Amortization of right-of-use assets - operating leases	246,248	53,430
Amortization of intangible assets	29,961	24,968
Unrealized gain (loss) on derivatives mark-to-market	197,886	(142,698)
Write-off acquired assets and liabilities	918	—
Interest income - related parties	—	(2,253)
Changes in operating assets and liabilities:
Prepaids and other current assets	(300,886)	(131,231)
Related party note receivable interest income	—	5,000
Other long-term assets	(178,125)	(53,521)
Accounts payable	328,959	1,043,844
Accrued expenses and other liabilities	415,269	25,934
Operating lease liabilities	(251,987)	(47,885)
Net cash used in operating activities	(5,452,912)	(4,582,988)

Cash Flows From Investing Activities
Acquisition of helium properties	—	(163,843)
Additions to helium properties	(1,785,243)	(909,708)
Cash acquired from reverse asset acquisition	23,837	—
Related party note receivable receipts	—	100,000
Related party note receivable advance	—	(25,000)
Net cash used in investing activities	(1,761,406)	(998,551)

Cash Flow From Financing Activities
Proceeds from notes payable and short-term loans	8,730,000	2,800,000
Payments on notes payable	(11,435,000)	(2,000,000)
Proceeds from capital contributions	750,000	3,550,700
Equity issuance costs	(277,000)	(166,000)
Debt issuance costs	(95,400)	—
Common stock issuance proceeds	10,753,725	—
Costs incurred to issue equity in reverse asset acquisition	(88,305)	—
Net cash provided by financing activities	8,338,020	4,184,700
Net increase (decrease) in cash and cash equivalents	1,123,702	(1,396,839)

Cash and cash equivalents, beginning of year	124,489	1,521,328
Cash and cash equivalents, end of year	$1,248,191	$124,489

See accompanying notes to consolidated financial statements.

Cyber App Solutions Corp.

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2023	2022
Supplemental disclosures of cash flow information
Cash paid for interest	$564,921	$63
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Issued short-term loan to paydown on Alpha Carta notes	$2,000,000	$—
Change in capital accruals	$130,694	$49,984
Initial fair value of bifurcated conversion options	$—	$99,661
Initial fair value of warrants	$—	$29,371
Lease liabilities obtained through right-of-use asset	$963,940	$80,117
Equity issued to facilitate note amendments	$—	$750,000
Equity issued to facilitate assignment of note	$—	$2,000,000
Equity issued for cashless warrants	$—	$143,168
Issuance of common stock for short-term loan repayment	$295,000	$—

See accompanying notes to consolidated financial statements.

Cyber App Solutions Corp.

Notes to Consolidated Financial Statements

Note 1 – Organization and General Business Information

Cyber App Solutions Corp. (the “Company” or “CYRB”) is a corporation established under the corporation laws in the State of Nevada on February 19, 2021. The Company’s corporate office is in Houston, Texas.

Effective July 17, 2023 (the “Closing Date”), the Company, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Proton Green, LLC (“Proton Green”), and the members of Proton Green (the “Proton Green Members”). Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding membership interests of Proton Green held by the Proton Green Members for shares of common stock of the Company. At the Closing Date, the Company issued 68,000,000 new shares of common stock to the Proton Green Members, representing approximately 94.4% of the issued and outstanding shares of common stock of the Company following such issuance. Proton Green became a wholly owned subsidiary of CYRB.

The Share Exchange Agreement was accounted for as a reverse asset acquisition in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, CYRB has been treated as “acquired” for financial reporting purposes. Proton Green has been determined to be the “accounting acquirer” because Proton Green maintains control of the Board of Directors and management of the combined company and the operations of Proton Green constitute the only ongoing operations of the combined company. Under this method of accounting, the ongoing financial statements of the registrant reflect the net assets of Proton Green and CYRB at historical cost, with no goodwill or other intangible assets recognized, and the historical Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Stockholders’ Equity(Deficit), and Statements of Cash Flow reflect the historical activity of Proton Green.

The Company is focused on the acquisition, exploration, development and production of helium and food grade carbon dioxide (“CO2”) along with having the capabilities for carbon capture and storage. The Company’s helium and CO2 assets are concentrated in the St. Johns Field located in Apache County, Arizona of the United States (the “St. Johns Field”). The Company commenced production at the St. Johns Field during the year ended December 31, 2023.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The Company is an “emerging growth company” (“EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company has elected to use this extended transition period for complying with new or revised accounting standards pursuant to Section 102(b)(1) of the JOBS Act that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition periods provided by JOBS Act. As result of this election, its consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Principles of Consolidation

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Segment Information

The Company has one reportable operating segment. The Company has identified its Chief Executive Officer as its chief operating decision maker, who evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, and expenses. Changes in these assumptions, judgments, and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ significantly from amounts previously reported. The more significant areas requiring the use of assumptions, judgments and estimates in these financials include cash flow inputs for impairment analysis, asset retirement obligations, fair value of derivative liabilities, and certain accrued expenses. See “Asset Retirement Obligations” of this Note 2 – Basis of Presentation and Summary of Significant Policies for more details on estimates involved in asset retirement obligations and Note 7 – Fair Value Measurements for more details on estimates and judgment involved in derivative liabilities. While management believes these estimates are reasonable, changes in facts and assumptions, or the discovery of new information may result in revised estimates. Actual results could differ from these estimates, and it is reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Cash and Cash Equivalents

The Company considers all cash on hand and highly liquid instruments with an original maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are held in financial institutions in amounts that may exceed the insurance limits of the Federal Deposit Insurance Corporation, however, management believes the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected. There were no cash equivalents as of December 31, 2023 or 2022.

Accounts Receivable and Credit Losses

Accounts receivable consist of receivables from sales of helium and CO2 production delivered to purchasers. The purchasers remit payment for production directly to the Company. Most payments are received within a month after the production date. Accounts receivable are not collateralized.

At each balance sheet date, the Company reviews the collectability of the receivables in light of historical experience, the nature and volume of the receivables and other subjective factors and recognizes an expected allowance for credit losses. In addition, at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. No allowance was deemed necessary at December 31, 2023 or 2022.

Helium and CO2 Properties

The Company uses the full cost method of accounting for costs related to the acquisition, exploration, and development of helium and CO2 properties. Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities, are capitalized into a full cost pool and amortized over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved helium reserves, discounted at 10%. Any costs in excess of the ceiling are written off as a non-cash expense. The expense may not be reversed in future periods. The ceiling limitation calculation is prepared using fixed contract prices the Company receives for the sale of its helium and CO2 production. The future cash outflows associated with future development or abandonment of wells will be included in the computation of the discounted present value of future net revenues for purposes of the ceiling limitation calculation. The net book value of the Company’s helium and CO2 properties that were subject to the full cost ceiling limitation did not exceed the ceiling amount at December 31, 2023 or 2022.

Costs associated with unproved helium and CO2 properties, which may include leasehold, seismic, drilling and capitalized interest costs, are excluded from the amortization base until the properties are evaluated or an impairment is indicated. The Company’s decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involves judgment and may be subject to changes over time based on several factors, including drilling plans, availability of capital, project economics and drilling results from adjacent acreage. The Company did not record any impairment to its unproved helium and CO2 properties for the years ended December 31, 2023 or 2022.

Intangibles

The Company capitalized $89,883 for implementation costs of a service contract with a hosting arrangement during the first quarter of 2022. The current portion of the balance, net of accumulated amortization, is presented in “Prepaid expenses and other current assets” and the long-term portion of the balance, net of accumulated amortization, is presented in “Other long-term assets” in the Company’s Consolidated Balance Sheets. The service contract with a hosting arrangement relates to the Company’s enterprise resource planning system and it is being amortized using the straight-line method over an estimated useful life of three years. For the years ended December 31, 2023 and 2022, the Company recognized amortization expense of $29,961 and $24,968, respectively.

Asset Retirement Obligations (“ARO”)

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

The following table summarizes the changes in the Company’s asset retirement obligation for period below:

	For the Year Ended December 31,
	2023	2022
Asset retirement obligations - beginning of year	$714,315	$672,817
Accretion expense	44,058	41,498
Asset retirement obligations - end of year	$758,373	$714,315

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

Derivative Financial Instruments

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company recognizes its derivative instruments as either assets or liabilities at fair value with changes in fair value recognized in earnings. The related cash flow impact of the Company’s derivative activities is reflected as cash flows from operating activities unless the derivative contract contains a significant financing element, in which case, they are classified within financing activities. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous changes in fair value recorded to earnings are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument could be required within twelve months of the balance sheet date. See Note 9 – Derivatives for more derivatives disclosures.

Fair Value Option on Convertible Debt

The fair value option election allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are recorded in “Change in fair value of convertible debt instruments” in the Consolidated Statements of Operations. The decision to elect the fair value option is determined on an instrument by instrument basis, which must be applied to an entire instrument and is irrevocable once elected. The issuance costs associated with the convertible debt instruments for which the fair value option was elected are not deferred. See Note 8 – Debt for disclosure of the convertible notes that the Company elected to apply fair value option accounting.

Fair Value Measurement

Fair value represents the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the reporting date. The Company’s assets and liabilities that are measured at fair value at each reporting date are classified according to a hierarchy that prioritizes inputs and assumptions underlying the valuation techniques. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs and consists of three broad levels:

●	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date.

●	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable as of the reporting date.

●	Level 3: Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

Valuation techniques that maximize the use of observable inputs are favored. Observable data is considered to be market data if it is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by multiple, independent sources that are actively involved in the relevant market. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, classification within the fair value hierarchy is based on lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. However, the determination of what constitutes “observable” requires significant judgment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

Leases

A right of use asset represents a lessee’s right to use an underlying asset for the lease term, while the associated lease liability represents the lessee’s obligations to make lease payments. At the commencement date, which is the date on which a lessor makes an underlying asset available for use by a lessee, a lease right of use asset and corresponding lease liability is recognized based on the present value of the future lease payments. The initial measurement of lease payments may also be adjusted for certain items, including options that are reasonably certain to be exercised, such as options to purchase the asset at the end of the lease term, or options to extend or early terminate the lease. Excluded from the initial measurement are certain variable lease payments, which for the Company’s office rental agreements, are a significant component of the total lease costs. The Company evaluates a contractual arrangement at its inception to determine if it is a lease or contains an identifiable lease component as defined by FASB ASC Topic 842 - Leases. When evaluating a contract to determine appropriate classification and recognition under FASB ASC Topic 842 – Leases, significant judgment may be necessary to determine, among other criteria, if an embedded leasing arrangement exists, the length of the term, classification as either an operating or financing lease, which options are reasonably likely to be exercised, fair value of the underlying right of use asset or assets, upfront costs, and future lease payments that are included or excluded in the initial measurement of the right of use asset. By policy election, leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis, and variable lease payments are recognized in the period as incurred.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers.”

The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identification of the contract, or contracts, with customer;

●	Step 2: Identification of the performance obligations in the contract;

●	Step 3: Determination of the transaction price;

●	Step 4: Allocation of the transaction price to the performance obligations in the contract; and

●	Step 5: Recognition of revenue when, or as, the performance obligation is satisfied.

The Company’s main revenue streams are from helium sales. All of the Company’s revenue contracts contain a single performance obligation and all revenue is recorded at a point in time. The Company recognizes revenue when control of the product transfers to the customer, which differs depending on the contractual terms of each of the Company’s arrangements. See Note 5 – Revenue Recognition for more details on the Company’s revenue recognition.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the individual is required to provide service in exchange for the award, usually the vesting period. The Company accounts for forfeitures as they occur.

Income Taxes

Income taxes have been accounted for in accordance with ASC 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net Loss per Share

The Company adheres to the provision of ASC 260, “Earnings Per Share”, which specifies the computation, presentation, and disclosure requirements for earnings (loss) per share for entities with publicly held commons stock.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities, which consist of warrants and the conversion of debt, have been excluded from the computation of diluted loss per share as they would be anti-dilutive.

Concentration

All of the Company’s helium and CO2 assets are concentrated in the St. Johns Field.

As of December 31, 2023, all of the Company’s production was coming from one well and all production from that certain well is dedicated to one direct customer.

Recent Accounting Pronouncements Adopted

ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)

In August 2020, the Financial Accounting Standard Board (FASB) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. In addition, the FASB amended the derivative guidance for the “own stock” scope exception and certain aspects of the earnings per share (“EPS”) guidance. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the ASU effective January 1, 2023 and applied the provisions of the ASU to the convertible notes issued during the year ended December 31, 2023.

Recent Accounting Pronouncements Not Yet Adopted

ASU 2023-06, Disclosure Improvements

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements.” The ASU incorporates several disclosure and presentation requirements currently residing in SEC Regulations S-X and S-K. The amendments will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027, will not be effective. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

ASU 2023-09, Income Taxes (Topic 740): Improvements  to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements  to Income Tax Disclosures, to enhances transparency into income tax disclosures. The amendments require annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments also eliminate certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. The ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Note 3 – Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company’s development activities require it to make significant operating and capital expenditures. Its primary sources of liquidity have been through the issuance of debt and equity. The primary uses of cash have been for the St. Johns Field Acquisition, development of the St. Johns Field, commencing production, helium plant installation, corporate overhead, debt service costs, and paydown of debt. The Company has a history of recurring losses.

The Company’s material liquidity needs over the next twelve months from the date of these financial statements being issued consist of the following:

●	On November 21, 2023, the Company issued convertible promissory notes to each of two investors, with an aggregate principal amount of $16,000,000, with interest at a rate of 5% per annum due monthly, which adjusted up to 18% per annum in December 2023 when the Company failed to make its first interest payment, and monthly repayments of $1,500,000 starting from January 21, 2024 and remaining outstanding balance due on July 21, 2024. See Note 8 – Debt, for more details. The Company have not made any of the monthly repayments.

●	Outstanding accounts payable balances, corporate overhead, and helium operations until, if ever, the Company is able to generate sufficient cash flows from operations.

●	The Company needs to expand the capacity of its first helium plant in the St. Johns Field. The Company expects with this expansion, that it will generate sufficient cash flows to cover operating costs at the helium plant, fund corporate overhead, and make payments required for the convertible promissory notes issued in 2023. Until the Company completes this expansion, it will not have sufficient revenues to service its debt costs, general corporate overhead, and production costs.

We have no committed capital to address our material liquidity needs over the next twelve months from the date of these consolidated financial statements being issued and there is no assurance that the Company will raise the capital required. Additionally, the Company has no assurance of future profitability. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Note 4 – Reverse Asset Acquisition

Effective July 17, 2023, the Company entered into the Share Exchange Agreement by and among the Company, Proton Green, and the Proton Green Members. Pursuant to the Share Exchange Agreement, the Company agreed to exchange the outstanding membership interests of Proton Green held by the Proton Green Members for shares of common stock of the Company. At the Closing Date, the Company issued 68,000,000 new shares of common stock to the Proton Green Members, representing approximately 94.4% of the issued and outstanding shares of common stock of the Company following such issuance. In connection with the closing of the transaction, Proton Green became a wholly owned subsidiary of CYRB.

The acquisition of assets was accounted for as a reverse asset acquisition in accordance with GAAP. Under this method of accounting, CYRB has been treated as “acquired” for financial reporting purposes. Proton Green has been determined to be the “accounting acquirer” because Proton Green maintains control of the Board of Directors and management of the combined company and the operations of Proton Green constitute the only ongoing operations of the combined company. Under this method of accounting, the ongoing financial statements reflect the consolidated net assets of Proton Green and CYRB at historical cost, with no goodwill or other intangible assets recognized, and the Consolidated Statements of Operations reflect the historical activity of Proton Green.

Under the terms of the merger, the Company issued 68,000,000 shares of common stock to the members of Proton Green, LLC in exchange for all membership interests, with consideration of $629,746, including estimated transaction costs incurred by Proton Green, LLC.

Note 5 – Revenue Recognition

Revenues from Contracts with Customers

Helium and CO2

Helium and CO2 sales are recognized at the point in time when title and control of the product is transferred to the customer, which will differ depending on the terms of each contract. Transfer of title and control drives the presentation of gathering, processing and other post-production expenses within the Company’s Consolidated Statements of Operations.

For those contracts where the Company has concluded that control of the product transfers at the tailgate of the plant, the Company recognizes revenue on a gross basis, with gathering, processing and other post-production expenses presented within the Gathering and processing expenses line item on the Company’s Consolidated Statements of Operations. Expenses and fees incurred after title and control transfers is netted against revenues. Alternatively, for those contracts where the Company has concluded that title and control of the product transfers at or near the wellhead or inlet of the plant, the Company recognizes helium and CO2 revenues net of gathering, processing and other post-production expenses.

Performance Obligations

The Company’s contractual performance obligations arise upon the production of gas from wells in which the Company has an ownership interest. The performance obligations are considered satisfied upon control of helium and CO2 being transferred to the customer(s) at the dedicated delivery point, which in the Company’s current contract is the tailgate of the plant. The Company records revenue in the month production is delivered to the customer. Settlement statements for helium sales delivered in a given month may not be received for up to 60 days after the end of the month in which the helium was delivered. However, payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the Consolidated Balance Sheets. As of December 31, 2023 there was no receivable accrued because the purchaser withheld the Company’s proceeds to offset payables owed by the Company to the purchaser. As of December 31, 2022, there was no receivables accrued.

Disaggregated Revenue information

For the year ended December 31, 2023, all of the Company’s revenue is from helium sales at the St. Johns Field.

Note 6 – Property, Plant and Equipment, Net

Property and equipment, net is comprised of the following:

	December 31,
	2023	2022
Land	$259,793	$259,793
Unproved helium and CO2 properties	10,055,182	12,102,653
Proved helium and CO2 properties	2,099,508	—
Less: accumulated depletion	(65,978)	—
Total helium and CO2 properties, net	12,348,505	12,362,446

Plant	1,863,900	—
Other property and equipment	51,908	51,908
Less: accumulated depreciation	(61,312)	(13,695)
Total other property, plant and equipment, net	1,854,496	38,213

Total property, plant and equipment, net	$14,203,001	$12,400,659

Helium and CO2 Properties

As the Company’s development work progresses and the reserves on the Company’s properties are proven, capitalized costs attributed to the properties and mineral interest are subject to depletion. Depletion of capitalized costs is provided using the units-of-production method based on proved helium and CO2 reserves. Depletion expense for the years ended December 31, 2023 and 2022 was $65,978 and $0, respectively.

These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved helium and CO2 reserves discounted at 10%. Any costs in excess of the ceiling are written off as a non-cash expense. The Company did not record an impairment to proved helium and CO2 properties during the years ended December 31, 2023 and 2022.

Costs associated with unproved properties are excluded from the amortization base until the properties are evaluated or impairment is indicated. The costs associated with unproved leasehold acreage and related seismic data, are initially excluded from the amortization base. Leasehold costs are either transferred to the amortization base with the costs of drilling and/or completing a well on the lease or are assessed at least annually for possible impairment or reduction in value. The Company’s decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involves judgment and may be subject to changes over time based on several factors, including drilling plans, availability of capital, project economics and drilling results from adjacent acreage. The Company did not record an impairment to unproved helium and CO2 properties during the years ended December 31, 2023 and 2022.

Other property, plant, and equipment

The Company’s other property, plant, and equipment include a vehicle and plant costs. The vehicle is depreciated using the straight-line method over an estimated useful life of 5 years and the plant is depreciated using the straight-line method over an estimated useful life of 25 years. Related to the vehicle, for the years ended December 31, 2023 and 2022, the Company recorded depreciation of $10,423 and $10,301, respectively. Related to the plant that commenced operations in July 2023, for the year ended December 31, 2023, the Company recorded depreciation of $37,195.

Note 7 – Fair Value Measurements

Financial Instruments

The Company’s financial instruments measured at fair value on a recurring basis consist of notes payable where the fair value option was elected, freestanding warrants and embedded conversion options that required to be bifurcated and accounted for separately as derivative financial instruments. The tables below set forth the financial instruments measured at fair value on a recurring basis, by level within the fair value hierarchy, as of December 31, 2023 and 2022.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Notes Payable, Fair Value Option
Convertible notes issued to Kips Bay Select, LP and Cyber One, Ltd. in November 2023	$—	$—	$20,082,880	$20,082,880
Total Notes Payable, Fair Value Option	$—	$—	$20,082,880	$20,082,880

Derivative Liabilities
Warrants	$—	$—	$2,882,692	$2,882,692
Total Derivative Liabilities	$—	$—	$2,882,692	$2,882,692

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Bifurcated conversion options	$—	$—	$171,025	$171,025
Warrants	—	—	13,986	13,986
Total Derivative Liabilities	$—	$—	$185,011	$185,011

As of December 31, 2023 and 2022, the Company used a Black-Scholes-Merton model to estimate the fair value of the conversion options and warrants, which included assumptions such as risk-free rate, volatility, and expected term to estimate the fair value of the conversion options and the warrants. After determining the fair value using the Black-Scholes-Merton model, such fair value was multiplied times the assumed ownership percentage from the conversion. After multiplying the fair value estimated by the Black Scholes-Merton model times the assumed ownership percentage from the conversion, the Company implemented the probability-weighted expected return method (PWERM), which considered the probability of success and failure of the Company. The following range of assumptions were used to fair value the notes payable, conversion options, and warrants;

	December 31, 2023		December 31, 2022
	Notes Payable	Warrants	Conversion Options	Warrants
Expected volatility	34.00%	77.00%	54.00%	63.00%
Risk-free interest rate	5.14%	3.81%	4.53%	4.36% - 4.37%
Dividend yield	—	—	—	—
Term (years)	0.55	4.89	0.33	1.98 - 2.03
Success probability	15.00%	15.00%	15.00%	15.00%

The Company calculated the following weighted-average assumptions based on fair values of the notes payable, bifurcated conversion options, and warrants:

	December 31, 2023		December 31, 2022
	Notes Payable	Warrants	Conversion Options	Warrants
Expected volatility	34.00%	77.00%	54.00%	63.00%
Risk-free interest rate	5.14%	3.81%	4.53%	4.37%
Dividend yield	—	—	—	—
Term (years)	0.55	4.89	0.33	2.00
Success probability	15.00%	15.00%	15.00%	15.00%

As of December 31, 2023, the Company’s outstanding notes have a fair value of $20,082,880. The significant inputs into the fair value measurement includes the repayment period and the discount rate, which are classified as Level 3 inputs.  We elected the fair value option under ASC 825, Financial Instruments for the outstanding notes to simplify the accounting.

A reconciliation of the Company’s Level 3 balance is as follows:

Level 3 Balance at December 31, 2022	$185,011
Unrealized loss recognized in earnings	226,830
Extinguishment of derivative liability due to cancellation of warrants	(84,447)
Notes payable issued in 2023 where the fair value option was elected	20,053,936
Derivative liability from the warrants issued in 2023	2,584,242
Level 3 Balance at December 31, 2023	$22,965,572

For the years ended December 31, 2023 and 2022, there was an unrealized loss of $226,830 and an unrealized gain of $142,698, respectively on mark-to-market of the bifurcated conversion options and warrants, and change in fair value of notes payable recorded in the accompanying Consolidated Statements of Operations. During the year ended December 31, 2023, a derivative liability of $2,584,242 was recognized upon the issuance of warrants under the Securities Purchase Agreement (see details in Note 8 – Debt).

The carrying amounts of the Company’s cash, related party note receivable, accounts payable, and accrued expenses approximate their fair values because of the short-term maturities or liquid nature of these assets and liabilities.

Fair Value of Non-Financial Assets and Liabilities

Non-financial assets and liabilities that are initially measured at fair value are comprised of ARO and stock-based compensation.

The Company did not add any ARO during the year ended December 31, 2023 or 2022.

The Company measures stock-based compensation based on the fair value of the award on the date of grant. During the year ended During the year ended December 31, 2023, the Company issued shares of its common stock as a one-time employee compensation arrangement for joining the Company as Executive Officer in the amount of $909,218. During the year ended December 31, 2022, the Company issued shares of its common stock as nonemployee compensation to a consultant for strategic financing services in the amount of $2,499,500. The fair value was based on the price the Company received when it sold common stock in private placements near the time of the compensation awards.

Note 8 – Debt

The Company elected fair value option for the convertible notes issued in November 2023. For all notes outstanding as of December 31, 2022, the debt discounts are amortized using effective interest rate through maturity date. The following is a summary of the Company’s outstanding notes payable as of the following:

	December 31,
	2023	2022
Amended and Restated Notes	$-	$19,280,887
2023 Convertible Notes, fair value option	20,082,880	-
Total notes payable, net	$20,082,880	$19,280,887

Securities Purchase Agreement with Kips Bay Select LP and Cyber One LTD

On November 21, 2023, the Company entered into a Securities Purchase Agreement (“SPA”) with Kips Bay Select LP and Cyber One, LTD, pursuant to which the Company agreed to issue and sell to each of Kips Bay Select LP and Cyber One, LTD, i) a convertible promissory note which will be convertible into shares of common stock (the “Conversion Shares”) and (ii) a common stock purchase warrant (each a “Warrant” and collectively, the “Warrants”) which will be exercisable to purchase shares of common stock (the “Warrant Shares). The commitment fee of the SPA was 3% of the initial principal amount of the 2023 Convertible Notes. The net cash proceeds from the 2023 Convertible Notes were used for settlement in full and satisfaction of the outstanding obligations under the Amended and Restated Notes and the Trade Credit Agreement entered into on August 17, 2023, as assigned. In connection with the issuance of the note and the warrant, the Company paid a commitment fee of $480,000, which was recorded to Interest expense on the accompanying Consolidated Statements of Operations during the year ended December 31, 2023 and legal fees of $195,196, which were recorded to General and administrative expenses on the accompanying Consolidated Statements of Operations during the year ended December 31, 2023.

Convertible Promissory Notes

On November 21, 2023, pursuant to the SPA, the Company issued a convertible promissory note (“Kips Bay 2023 Note”, and “Cyber One 2023 Note”, and collectively, the “2023 Convertible Notes”) to each of Kips Bay Select LP and Cyber One, LTD, collectively referred to as the Holders, in the principal amount of $8,000,000 each, with an aggregate principal amount of $16,000,000. The 2023 Convertible Notes were issued with an original issue discount of 50% and bear simple interest accruing as of November 21, 2023, at the rate of 5% per annum or 18% per annum following any Event of Default (as defined in SPA). The interest shall be computed on the basis of a 360-day year and twelve 30-day months and shall not compound. The 2023 Convertible Notes have a maturity date of July 21, 2024 (the “Maturity Date”).

The 2023 Convertible Notes are convertible (in whole or in part), at the option of the Holders, into such number of fully paid and non-assessable shares of common stock at a conversion price equal to the lower of (i) 70% of the lowest trading price of the common stock in the 15 trading days ending on the date of the delivery of the applicable conversion notice, and (ii) the Valuation Cap Price (defined as $250,000,000 subject to reduction of 10% upon each occurrence of an event of default divided by the number of shares of Common Stock on a fully diluted basis), with a floor price (defined as $100,000,000 divided by the number of shares of common stock on a fully diluted basis immediately prior to giving effect to the applicable conversion).

The Company elected the fair value option for the 2023 Convertible Notes. See fair value disclosures in Note 7 - Fair Value Measurement.

Pursuant to the terms and conditions of the 2023 Convertible Notes, the Company shall repay the $16,000,000 commencing on January 21, 2024 with $1,500,000 due monthly and any remaining outstanding principal due on July 21, 2024. Alternatively, the Company may accelerate payments and reduce the overall principal repaid, by making repayments in an amount determined in SPA upon at least 20 trading days’ written notice. During the year ended December 31, 2023, the Company made no principal payments.

The 2023 Convertible Notes limits the Company’s ability to issue any debt, equity or equity-linked securities (including options or warrants) that are convertible into, exchangeable or exercisable for, or include the right to receive shares of our common stock and to issue any securities in a capital or debt raising transactions or series of related transactions with more favorable terms than the 2023 Convertible Notes without the consent of the Holders.

The following events constituted an Event of Default under the 2023 Convertible Notes: (i) any default in the payment of any portion of the principal or interest; (ii) failure to observe or perform material covenants; (iii) inability to convert the 2023 Convertible Notes into its common stock; (iv) failure to timely deliver shares of common stock or make payment of any fees or liquidated damages under the 2023 Convertible Notes; (v) failure to have required minimum shares of common stock authorized, reserved and available for issuance; (vi) default on any other indebtedness; (vii) apply for or consent to the appointment of or the commencement of any type of receivership or any voluntary or involuntary bankruptcy, (viii) any judgment or settlements exceeding $250,000, (ix) failure to instruct transfer agent to remove any legends from the shares of common stock; (x) the Company’s common stock no longer publicly traded or cease to be listed on the trading market; (xi) any SEC or judicial stop trade order or any restrictions on transactions in the shares of the common stock; (xii) failure to comply with reporting requirements of the 1934 Act; (xiii) failure to file timely with the SEC; (xiv) a Fundamental Transaction, as defined in the SPA, and (xv) any inaccurate representations or warranties made by the Company in any transaction documents or public filings. The 2023 Convertible Notes did not contain any financial covenants.

The Company failed to make the interest payments starting in December 2023, principal payments starting in January 2024, and did not file with the SEC an initial Registration Statement on Form S-1 covering the resale of all Conversion Shares and Warrant Shares. These items resulted in Events of Default under the SPA and 2023 Convertible Notes.

Amended and Restated Notes

Kips Bay Note

On September 1, 2021, Proton Green, LLC entered into a $2,692,308 zero-percent promissory convertible note by and among Proton Green, LLC, as borrower, and Kips Bay Selects LP, as lender (the “Kips Bay Note”). The Kips Bay Note was issued with a 35% original issue discount and maturity date of November 30, 2021. Along with the Kips Bay Note, Proton Green, LLC issued warrants to the lender to subscribe for and purchase from Proton Green, LLC Membership Interest equal to $250,000 exercisable at an exercise price calculated on a valuation of $250,000,000. Upon consummation of the reverse asset acquisition, the warrants became exercisable in the form of the Company’s common stock; the warrants were to expire on September 21, 2024. The Kips Bay Note had a senior pari passu collateral position in all the assets of the Company and its securities.

The Kips Bay Note had the following amendments:

●	In October 2021, an amendment was made to the Kips Bay Note to extend the maturity date to January 15, 2022 and increase the principal amount to $3,298,077.

●	In December 2021, an amendment was made to the Kips Bay Note to extend the maturity date to January 31, 2022 and increase the principal amount to $3,513,469.

●	In January 2022, an amendment was made to the Kips Bay Note to extend the maturity date to February 18, 2022 and the Company agreed to an amendment fee of $300,000 due at the maturity date.

●	In February 2022, the Company and lender agreed to amend and restate the Kips Bay Note (the “Amended and Restated Kips Bay Note”), which extended the maturity date to April 7, 2022. The Amended and Restated Kips Bay Note bore interest at 18% per annum. As consideration for the maturity date extension, the Company agreed to pay the lender a financing, administrative, packaging, and extension fee totaling $6,324 per day due at maturity date.

●	In April 2022, an amendment was made to the Amended and Restated Kips Bay Note to extend the maturity date to April 29, 2022.

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

Alpha Carta Note 2

On December 23, 2021, Proton Green, LLC entered into a $1,846,154 zero-percent promissory convertible note by and among Proton Green, LLC, as borrower, and Alpha Carta, Ltd., as lender (the “Alpha Carta Note 2”). The Alpha Carta Note 2 was issued with a 35% original issue discount and maturity date of January 31, 2022. Along with the Alpha Carta Note 2, Proton Green, LLC, issued warrants to the lender to subscribe for and purchase from Proton Green, LLC Membership Interest equal to $150,000 exercisable at an exercise price calculated on a valuation of $250,000,000. Upon consummation of the reverse asset acquisition, the warrants became exercisable in the form of the Company’s common stock; the warrants were to expire on December 23, 2024. The Alpha Carta Note 2 had a senior pari passu collateral position in all the assets of the Company and its securities.

The Alpha Carta Note 2 had the following amendments:

●	In January 2022, an amendment was made to the Alpha Carta Note 2 to extend the maturity date to February 18, 2022 and Proton Green, LLC agreed to an amendment fee of $300,000 due at the maturity date.

●	In February 2022, Proton Green, LLC and lender agreed to amend and restate the Alpha Carta Note 2 (the “Amended and Restated Alpha Carta Note 2”) which extended the maturity date to April 7, 2022 and the Amended and Restated Alpha Carta Note 2 bore interest at 18% per annum. As consideration for the maturity date extension, Proton Green, LLC agreed to pay the lender a financing, administrative, packaging, and extension fee totaling $3,324 per day due at maturity date.

●	In April 2022, an amendment was made to the Amended and Restated Alpha Carta Note 2 to extend the maturity date to April 29, 2022.

Alpha Carta Note 3

On January 11, 2022, Proton Green, LLC entered into a $4,307,692 zero-percent promissory convertible note by and among Proton Green, LLC, as borrower, and Alpha Carta, Ltd., as lender (the “Alpha Carta Note 3”). The Alpha Carta Note 3 was issued with a 35% original issue discount and maturity date of January 31, 2022. Along with the Alpha Carta Note 3, Proton Green, LLC issued warrants to the lender to subscribe for and purchase from Proton Green, LLC Membership Interest equal to $100,000 exercisable at an exercise price calculated on a valuation of $250,000,000. Upon consummation of the reverse asset acquisition, the warrants became exercisable in the form of the Company’s common stock; the warrants expire on January 11, 2025. The Alpha Carta Note 3 had a senior pari passu collateral position in all the assets of the Company and its securities.

The Alpha Carta Note 3 had the following amendments:

●	In February 2022, Proton Green, LLC and lender agreed to amend and restate the Alpha Carta Note 3 (the “Amended and Restated Alpha Carta Note 3”) which extended the maturity date to April 7, 2022 and the Amended and Restated Alpha Carta Note 3 bore interest at 18% per annum. As consideration for the maturity date extension, Proton Green, LLC agreed to pay the lender a financing, administrative, packaging, and extension fee totaling $7,752 per day due at maturity date.

●	In April 2022, an amendment was made to the Amended and Restated Alpha Carta Note 3 to extend the maturity date to April 29, 2022.

Key Terms of and Events Under the Amended and Restated Notes

The Company’s Amended and Restated Kips Bay Note, Amended and Restated Alpha Carta 2 Note, and Amended and Restated Alpha Carta 3 Note, collectively, represent the Amended and Restated Notes.

The Company failed to pay the principal, interest and fees outstanding under the Amended and Restated Notes on April 29, 2022, which constituted an Event of Default as defined in the Amended and Restated Notes agreements. The Event of Default Redemption Price included: (i) the Redemption Price, which was 125% of the outstanding principal amount of the notes; (ii) all interest accrued on the principal amount up to the date of the Event of Default; (iii) the amendment fees; and (iv) interest accrued on the Redemption Price after the date of the Event of Default. In addition, the Company was required to pay: (i) liquidated damages of $750,000 per note; (ii) an amount equal to 1% of the Event of Default Redemption Price for each 30 day period during which redemptions fail to be made; and (iii) the daily financing, administrative, packaging, and extension fees.

The following table summarizes the principal, fees, and event of default costs accrued at December 31, 2022 for Amended and Restated Notes:

December 31, 2022
Principal amount	$9,667,315
Increase for redemption price	2,416,829
Fees added to outstanding balance	7,196,743
Notes payable outstanding at the end of year	$19,280,887

In 2023, the Company incurred event of default fees of $5,875,111 which increased the notes payable outstanding during the period. On June 20, 2023, the Company entered into a forbearance agreement with Alpha Carta, Ltd. (the “Forbearance Agreement”), whereby Alpha Carta, Ltd. were to forbear from exercising any of its rights and remedies under the notes discussed above subject to the Company’s satisfaction of, among other things, payment in July 2023 of $3,000,000 and a monthly payment thereafter of $2,000,000 until the notes are paid in full. The Company made the initial $3,000,000 payment. On July 31, 2023, the Company entered into a Loan Settlement Agreement with Alpha Carta, Ltd. to settle the Amended and Restated Notes for $8,000,000. Pursuant to the Loan Settlement Agreement, no interest or other costs were to accrue from July 31, 2023. In August 2023, the Company paid $2,000,000 towards the Loan Settlement Agreement and in November 2023, the Company settled the remaining outstanding obligations under the Loan Settlement Agreement in full using $6,000,000 of the proceeds from the 2023 Convertible Notes. The settlement of the Amended and Restated Notes was considered a debt extinguishment and the Company recognized a gain on debt extinguishment of $17,671,812 on the accompanying Consolidated Statements of Operations during the year ended December 31, 2023. The gain on debt extinguishment of the Amended and Restated Notes was partially offset by the initial fair value of of the 2023 Convertible Notes and Warrants that resulted in a loss of $14,638,178.

Short-term loans

During the year ended December 31, 2023, the Company issued short-term loans totaling $2,730,000, which consisted of (1) a $2,000,000 short-term loan issued on August 17, 2023 with a maturity date of October 17, 2023 and $2,200,000 due at maturity and later amended to extend the maturity date to the date of issuance of the 2023 Convertible Notes and $2,400,000 due at maturity, (2) a $300,000 short-term loan issued on April 18, 2023 with a maturity date of June 26, 2023 and $360,000 due at maturity, (3) an $85,000 short-term loan issued on September 21, 2023 with a maturity date of November 21, 2023 and $90,000 due at maturity; and (4) various short-term loans with a lender totaling $345,000 with no stated interest or maturity dates. The proceeds were used to make a required payment under the Amended and Restated Notes Loan Settlement Agreement, to fund capital expenditures for the helium plant in the St. Johns Field, and to fund corporate overhead. Total issuance costs incurred on the short-term loans were $95,400.

The $2,000,000 short-term loan was assigned by the original holder to Cyber One, Ltd. During November 2023, the Company settled the $2,000,000 short-term loan with the issuance of the Cyber One 2023 Note.

During October 2023, $295,000 of the short-term loans was converted into 236,000 shares of common stock. The remaining short-term loans, interest, and issuance costs were paid during 2023.

Interest Expense

Interest expense for the periods were as follows:

	For the Year Ended December 31,
	2023	2022
Amended and restated notes stated interest	$1,626,890	$1,804,477
Amortization of debt discount on amended and restated notes	—	6,635,147
Related party short-term loans	560,400	—
2023 Convertible Notes commitment fee	480,000	—
2023 Convertible Notes interest expense	146,667	—
Other	4,521	63
Total interest expense	$2,818,478	$8,439,687

Note 9 – Derivatives

The terms of the Company’s convertible debt instruments, as discussed in Note 8 – Debt, included freestanding warrants and conversion options that required to be bifurcated and accounted for separately as derivative financial instruments. The Company used the Black-Scholes Melton pricing model to value the derivative instruments. The following table summarizes the Company’s derivative liabilities as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Bifurcated Conversion Options	Warrants	Total Derivatives Liabilities	Bifurcated Conversion Options	Warrants	Total Derivatives Liabilities
Kips Bays Note	$—	$—	$—	$52,176	$—	$52,176
Alpha Carta Note 2	—	—	—	35,898	8,351	44,249
Alpha Carta Note 3	—	—	—	82,951	5,635	88,586
Kips Bay 2023 Note	N/A	1,441,346	1,441,346	—	—	—
Cyber One 2023 Note	N/A	1,441,346	1,441,346	—	—	—
Total derivative liabilities	$—	$2,882,692	$2,882,692	$171,025	$13,986	$185,011

The gains and losses resulting from the mark-to-market of the bifurcated conversion options and warrants are included within “Gain on derivatives mark-to-market” in the Consolidate Statements of Operations. For the years ended December 31, 2023 and 2022, there was a loss of $197,886 and a gain of $142,698 on mark-to-market of the bifurcated conversion options and warrants recorded in the accompanying Consolidated Statements of Operations.

For the 2023 Notes that were issued in November 2023 and outstanding as of December 31, 2023, since the fair value option was elected, no discount was recorded for the 2023 Notes. For the Amended and Restated Notes that were outstanding as of December 31, 2022, the initial fair value of the bifurcated conversion options and warrants were presented as a discount to the face value of the related convertible debt instruments. These discounts together with the stated interest on the convertible debt instruments are amortized over the life of the convertible debt instrument through periodic charges to income using the effective interest method.

Note 10 – Leases

As of December 31, 2023 and 2022, the Company had operating leases recorded on the Consolidated Balance Sheets for equipment leased at the plant in the St. Johns Field, office space in Houston, Texas (the “Houston Office”) and a site lease agreement in Arizona (the “Site Lease Agreement”) for storage of equipment. The equipment lease expires in March 2028, the Houston Office lease expires in January 2027 and the Site Lease Agreement expires in February 2024. All the leases have renewal options, but the Company did not recognize any of the renewal options. The Company excluded variable lease payments for operating expenses in the Houston Office and the service component of the equipment lease.

The accompanying balance sheets include leases with terms greater than 12 months at commencement. The present value of future lease payments was determined based upon the Company’s incremental borrowing rate. The table below summarizes the Company’s discount rate and remaining lease term.

	December 31,
	2023	2022
Weighted-average discount rate
Operating leases	26.76%	10.00%

Weighted-average remaining lease term (years)
Operating leases	4.12	2.76

The following table presents the components of the Company’s lease expenses for the following periods.

		Year Ended December 31,
		2023	2022
Lease costs	Classification on our Statement of Operations
Operating lease costs	General and administrative expenses	$60,442	$47,624
Operating lease costs	Lease operating expenses	$4,355	$5,806
Operating lease costs	Gathering and processing expenses	$180,000	$—
Short-term lease costs	General and administrative expenses	$8,835	$8,835
Variable lease costs	Gathering and processing expenses	$120,000	$—
Variable lease costs	General and administrative expenses	$43,077	$32,450

Supplemental cash flow information related to leases were as follows:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating lease - operating cash flows	$251,988	$47,885
ROU assets recognized in exchange for lease obligations:
Operating leases	$963,940	$80,117

Maturities of the Company’s operating lease liabilities included on the accompanying Consolidated Balance Sheets as of December 31, 2023 were as follows:

Operating Leases
2024	406,286
2025	405,855
2026	407,207
2027	363,943
2028	90,000
Total minimum lease payments	1,673,291
Less: imputed interest	(646,654)
Present value of future minimum lease payments	1,026,637
Less current	(161,524)
Non-current lease liabilities	$865,113

Note 11 - Warrants

On September 1, 2021, Proton Green, LLC entered into a $1,923,077 Zero-Percent Promissory Convertible Note (the “Abdallah Note”). The Abdallah Note was settled in December 2021; however, the Abadallah Note included warrants to the lender to subscribe for and purchase from Proton Green, LLC Membership Interest equal to $250,000 exercisable at an exercise price calculated on a valuation of $250,000,000. In February 2022, Proton Green, LLC cancelled and exchanged the warrants for a 0.10% Membership Interest.

The Amended and Restated Kips Bay Note included warrants to the lender to subscribe for and purchase from Proton Green, LLC Membership Interest equal to $250,000 exercisable at an exercise price calculated on a valuation of $250,000,000. In February 2022, Proton Green, LLC cancelled and exchanged the warrants for a 0.10% Membership Interest.

The Amended and Restated Alpha Carta Note 2 included warrants to the lender to subscribe for and purchase from the Company shares of common stock equal to $150,000 exercisable at an exercise price calculated on a valuation of $250,000,000. The warrants were to expire on December 23, 2024. The warrants were cancelled in November 2023, together with the settlement of Amended and Restated Notes.

The Amended and Restated Alpha Carta Note 3 included warrants to the lender to subscribe for and purchase from the Company shares of common stock equal to $100,000 exercisable at an exercise price calculated on a valuation of $250,000,000. The warrants were to expire on January 11, 2025. The warrants were cancelled in November 2023, together with the settlement of Amended and Restated Notes.

On November 21, 2023, pursuant to the SPA (as described in Note 8 – Debt), the Company issued each investor warrants to subscribe for and purchase from the Company up to 3,846,154 shares of common stock at an exercise price equal to the lower of: (i) $3.12 per share and (ii) the Valuation Cap Price. The warrants are exercisable from November 21, 2023 and expire on November 21, 2028. In case of a registration (as defined in the Registration Rights Agreement), the warrants may be exercised, in whole or in part, at such time by means of a “cashless exercise” on terms and conditions provided in the warrants. The Valuation Cap Price means the price per share of common stock calculated by dividing $250,000,000 by the number of shares of Common Stock on a fully diluted basis immediately prior to giving effect to the applicable exercise under this Warrant, subject to adjustment as provided therein. As of December 31, 2023, 7,692,308 warrants were outstanding and exercisable.

All warrants noted above were separated from their respective debt instruments and fair valued at each reporting period. See fair value disclosures in Note 7 - Fair Value Measurements.

Note 12 – Stockholders’ Equity

Common Stock

The Company has one class of common stock. As of December 31, 2023 and 2022, the Company’s authorized capital consists of 250,000,000 and 75,000,000 shares of common stock, respectively, with a par value of 0.001 per share. Effective July 13, 2023, the Company amended it articles of incorporation to increase the authorized shares of common stock from 75,000,000 to 250,000,000.

In connection with the reverse asset acquisition effective on July 17, 2023, CYRB issued 68,000,000 shares of common stock to the Proton Green Members in exchange for all Membership Interest in Proton Green. Membership Interest is each Proton Green Members’ interest in Proton Green consisting of such Proton Green Member’s right to share in profits, losses, and distributions (“Financial Rights”) and all of a Proton Green Member’s right as a member in the Company other than Financial Rights (“Governance Rights”). See Note 4 – Reverse Asset Acquisition for more details. As of December 31, 2023 and 2022, the Company had a total of 80,744,354 and 65,828,862 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2023, the Company issued 7,770,980 shares of common stock in private placements for proceeds totalling $10,753,725 and 236,000 shares of common stock to settle the conversion of $295,000 of the Company’s short-term loans to equity.

Stock Based Compensation. During the year ended December 31, 2023, the Company issued 727,374 shares of common stock to Mr. David Hobbs as one-time compensation arrangement for joining the Company as Executive Officer. The compensation expense for the award totaled $909,218 and was estimated using a fair value of $1.25 per share. The fair value per share was based on the price the Company received when it sold common stock in private placements during the year ended December 31, 2023. The expense was recorded to General and administrative expenses on the Company’s Consolidated Statements of Operations.

Conversion Features. The lenders of the 2023 Notes pursuant to the SPA dated as of November 21, 2023 have the right to convert all or part of the principal amount of the notes to shares of common stock at an enterprise valuation of $250,000,000.

Common Stock Reserved. The Company reserved 41,191,116 shares of common stock for issuance upon conversion of the 2023 Convertible Notes and exercise of Warrants and 10,842,453 shares of common stock for certain indemnified transfers of common stock at the stock transfer agent.

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

For the year ended December 31, 2023, the numerator of basic net loss per share is the consolidated net loss of the Company attributable to common stockholders for the current reporting periods. The denominator of basic net loss per share is the sum of i) weighted average number of common shares of the accounting acquirer outstanding pre-acquisition multiplied by exchange ratio from the beginning of the period to date of acquisition and ii) weighted average number of common shares of the accounting acquiree outstanding post-acquisition from the date of acquisition to reporting date.

For the year ended December 31, 2022, the numerator of basic net loss per share is the net loss of the accounting acquirer attributable to common stockholders for the comparative reporting periods. The denominator of basic net loss per share is weighted average number of common shares of the accounting acquirer outstanding pre-acquisition, multiplied by the exchange ratio.

The following table sets forth the computation of basic and diluted net loss per share:

	For the Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(11,747,403)	$(27,363,072)
Denominator:
Weighted average common stock outstanding - Basic and Diluted	72,040,167	53,219,180
Net loss per share of common stock outstanding - Basic and Diluted	$(0.16)	$(0.51)

As the Company was in a net loss position for all periods presented, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore are excluded from the calculation of diluted weighted average shares outstanding. This results in the calculation of weighted average shares outstanding to be the same for basic and diluted EPS.

For the years ended December 31, 2023 and 2022, the Company had outstanding warrants to purchase shares of common stock, exercisable at a fixed strike price or exercise price calculated on a valuation of $250,000,000. For the year ended December 31, 2023, the Company had outstanding convertible promissory notes, convertible at a variable conversion price (see Note 8 – Debt for more details). There would be 21,133,552 and 65,829 of additional common shares at December 31, 2023 and 2022, respectively, related to the possible exercise of outstanding warrants and potential conversion of 2023 Convertible Notes, but they were anti-dilutive.

Note 14 – Transactions with Related Parties

Consulting Arrangements

The Company had advisory consulting agreements with TPG Commercial Finance, an entity in which Jim Culver, a principal owner of either directly or indirectly more than 10% of the Company’s common stock, is the President/Owner and Leo W. Kerrigan, an individual that owns more than 10% of the Company’s common stock. For the years ended December 31, 2023 and 2022, the Company incurred costs of $40,000 and $110,000, respectively. The costs were recorded in the Consolidated Statements of Operations to “General and administrative expenses – related parties”.

The Company received human resource services from an immediate family member of a named executive officer. For the years ended December 31, 2023 and 2022, the Company incurred $32,500 and $22,500, respectively, in fees related to Human Resource services. These costs were recorded in the Consolidated Statements of Operations to “General and administrative expenses – related parties”.

The Company received consulting services related strategic growth opportunities from Natural Resource Advisors, an entity in which the Company’s CEO Steven Looper owned a controlling interest. The Company did not incur any fees with Natural Resource Advisors during the year ended December 31, 2023 and incurred $5,000 in fees for the year ended December 31, 2022. The costs were recorded in the Consolidated Statements of Operations to “General and administrative expenses – related parties”.

The Company engaged Integrated Cryogenic Solutions, LLC for Front-end engineering design studies for its initial beverage grade CO2 plant. Integrated Cryogenic Solutions, LLC is an innovative specialty engineering, procurement & manufacturing unit of Nikkiso Cryogenics Industries, an entity in which our board of director Peter J. Wagner serves as the CEO of Nikkiso Clean Energy & Industrial Gases Group. The Company incurred $95,000 and $0, respectively, for the year ended December 31, 2023 and 2022. The costs were recorded in the Consolidated Statements of Operations to “General and administrative expenses – related parties”.

Related Party Note Receivable

In September 2022, the Company loaned $25,000 to VVC Resources, an entity in which Jim Culver, a principal owner of either directly or indirectly more than 10% of the Company’s common stock, is the President and CEO. The loan bore interest at zero percent. There was no stated maturity date for the loan. As of December 31, 2023 and 2022, the related party note receivable had a balance of $25,000 and $25,000, respectively.

Co-Tenancy Arrangement

In October 2023, the Board approved a co-tenancy arrangement whereby we expanded the leased space in our Houston office and share the expanded space with Pantheon Resources, PLC, an entity where our Chairman of the Board of Directors, David Hobbs, serves as Executive Chairman.  We share equally the costs of the lease and office supplies.

Advances from related party

Prior to the reverse asset acquisition, CYRB had received advances of $14,651 from CYRB’s sole officer and director to pay for general and administrative costs. Upon the consummation of the reverse asset acquisition effective on July 17, 2023, the entire balance of $14,651 was forgiven. As of December 31, 2023 and 2022, there are no advances from related parties outstanding.

Note 15 – Income Taxes

Income taxes have been accounted for in accordance with ASC 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

For the years ended December 31, 2023 and 2022, the Company recognized no provision or benefit from income taxes. The following is a reconciliation of the effective income tax rate to the statutory federal income tax rate for the years ended December 31, 2023 and 2022.

	December 31,
Rate Reconciliation	2023	2022

Provision (Benefit) at Statutory Rate	21.00%	21.00%
Permanent Book/Tax Differences	(0.06)	—
Valuation Allowance	(20.94)	(21.00)
Income Tax Provision (Benefit)	—%	—%

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31,
	2023	2022
Deferred Tax Assets
Net Operating Loss Carryforward	$793,595	$6,485
Helium and CO2 Exploration and Development Costs Deducted for Tax Over Book Depletion	9,162	—
Other	1,537,012	—
Deferred Tax Assets	$2,339,769	$6,485
Deferred Tax Liabilities
Other Property, Plant, and Equipment Costs Deducted for Tax Under Book Depreciation	$(16,440)	$—
Deferred Tax Liabilities	$(16,440)	$—
Net Deferred Tax Asset	$2,323,329	$6,485
Valuation Allowance	(2,323,329)	(6,485)
Net Deferred Tax Asset (Liability)	$—	$—

As of December 31, 2023 and 2022, the Company has U.S. net operating loss (“NOLs”) carryforwards of approximately $2,755,325 and $30,881, respectively, to offset taxable income, if any, in future years. Federal NOLs generated in 2023 may be carried forward indefinitely. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized. Tax periods for all fiscal years after 2021 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

As of December 31, 2023, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements.

Note 16 – Commitments and Contingencies

Commitments

Company assets. As of December 31, 2023, all of the assets of the Company have been pledged as collateral for the 2023 Convertible Notes issued pursuant to the SPA.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company did report a change in accountants on Form 8-K filed on October 2, 2023. There were no disagreements with the dismissed accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to accountants’ satisfaction, would have caused the accountant to make reference to the subject matter of the disagreement in connection with its reports and there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of December 31, 2023, our disclosure controls and procedures were not effective as a result of a material weaknesses identified during the years ended December 31, 2023 and 2022 that we are in the process of remediating. The material weakness related to the lack of completeness over the population of leases for ASC 842 booking and disclosures, lack of communication and retention of legal documents and lack of review and management oversight, which led to the incorrect application of generally accepted accounting principles and ineffective controls over the financial statement close and reporting processes.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the audit of the financial statements attributable to Proton Green, LLC, management concluded that the Company had material weaknesses as of December 31, 2023 due to (i) lack of completeness over the population of leases for ASC 842 booking and disclosures, (ii) lack of communication and retention of legal documents, and (iii) lack of review and management oversight. As a result of the material weaknesses identified, our CEO and CFO have concluded that our internal controls over financial reporting were not effective as of December 31, 2023.

Item 9B. Other Information.

(a)	None.

(b)	Trading Plans/Arrangements. During the quarter ended December 31, 2023, no director or Section 16 officer of Cyber App Solutions Corp. adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table lists the names, ages and positions of the individuals who serve as directors and executive officers of the Company. All company officers have been appointed to serve until their successors are elected and qualified or until their earlier resignation or removal. The directors shall hold office until the next annual meeting of shareholders and until their successor shall have been elected and qualified. There are no arrangements or understandings between any director and any other persons pursuant to which such director was elected. The Company shall indemnify all directors in accordance with its bylaws and applicable law.

Name and Address of Executive Officer and/or Director	Age	Position
Steven E. Looper	67	Chief Executive Officer, President and Director
Kenneth W. Winters	42	Chief Financial Officer
John M. Coates	62	Chief Technology Officer
David A. Hobbs	60	Chairman and Director
Douglas Heller	66	Director
Peter J. Wagner	58	Director

Steven Looper has been serving the Company as the Chief Executive Officer, President and a director since July 2023. Mr. Looper has been an independent oil and gas producer since 1982, and since 1993, had been focused on the development of large resource plays in West Texas at Riata Energy, Inc. and in the Barnett Shale trend. Mr. Looper organized and served as Managing Member of Plateau Helium, LLC, a company that develops helium reserves in Colorado and Kansas, from 2019 through 2022. From 2021 through the present, Mr. Looper has served as CEO and Managing Member of Proton Green, LLC, which owns rights to mineral leases in one of the largest helium and CO2 fields in North America and also has the capacity to store CO2. As of September 2023, Mr. Looper has also been serving as a member of the board of directors of the VVC Exploration Corporation. We believe that Mr. Looper is qualified to serve as a member of our board of directors due to the perspective and the management experience that he brings as the founder of Proton Green and as a Chief Executive Officer, and his extensive experience in the oil and gas industry.

Kenneth Winters, Chief Financial Officer has been serving the Company as the Chief Financial Officer since July 2023. Previously, Mr. Winters served as the Chief Financial Officer of Proton Green, LLC since June 2022. Prior to being promoted to Chief Financial Officer, Mr. Winters served as the Corporate Controller for Proton Green, LLC since February 2022. From 2018 to 2022, Mr. Winters served in the roles of Corporate Controller and Financial Reporting Manager at Rosehill Resources, Inc. Mr. Winters has over 17 years of public company accounting experience, which includes 6 years in the audit practice at Deloitte & Touche, with a heavy focus on the upstream oil and gas segment and the renewable energy industry. Mr. Winters holds a Master of Professional Accountancy and a Bachelor of Business Administration from Stephen F. Austin State University and is a Certified Public Accountant in the State of Texas. The Company and Mr. Winters have not entered into a formal employment agreement.

John Coates, Chief Technology Officer has been serving the Company as the Chief Technology Officer since July 2023. Mr. Coates is a highly experienced oil and gas professional with a career emphasis on large-scale, unconventional resource development. Mr. Coates has served as the Chief Technology Officer of Proton Green, LLC since February 2021. From 1998 to 2021, Mr. Coates co-founded Patrick Energy, Coronado Resources, and Dover Energy, all private upstream oil and gas companies, focused on exploring and developing unconventional resources in the Mid-Continent. Mr. Coates holds a Master of Science in Geologic Engineering from the Colorado School of Mines and a Bachelor of Science in Geochemistry with Honors from the University of London. The Company and Mr. Coates have not entered into a formal employment agreement.

David Hobbs has been serving the Company as a director and as Executive Chairman since 2023 and as Chairman since January 2024. Mr. Hobbs has also served as Executive Chairman of Pantheon Resources PLC, a UK listed company developing some 2 billion barrels of marketable hydrocarbon liquids on Alaska’s North Slope, since June 2023. Additionally, Mr. Hobbs has been a nonresident senior fellow at the Atlantic Council’s Global Energy Center and an adjunct professor at the University of Calgary’s Haskayne School of Business since 2019. From 2013 to 2018, he served as Vice President of Research at the King Abdullah Petroleum Studies and Research Center in Riyadh, Kingdom of Saudi Arabia. From 2002 to 2012, Mr. Hobbs filled several roles at Cambridge Energy Research Associates (CERA, subsequently acquired by IHS Inc. and now a part of S&P Global Inc.) ranging from Director for Upstream Strategy to Global Head of Research and finally, Chief Energy Strategist. Prior to joining CERA, He was General Manager Commercial & Business Development at Hardy Oil & Gas plc between 1993 and 1998, General Manager Business Development at Monument Oil & Gas plc between 1988 and 1993 and a Drilling Engineer at British Gas Plc between 1984 and 1988. The Board believes that Mr. Hobbs’s vast experience, his education, and professional credentials qualify him to serve as a member of the Company’s Board and as its Chairman. Mr. Hobbs holds a BSc (Engineering) Honors degree in Petroleum Engineering from Imperial College, London.

Douglas Heller has been serving the Company as a director since October 2023. Mr. Heller also currently serves as Chairman, President and CEO of Sun Drilling Products Corp., a specialty oilfield products company based in Louisiana.  He has also been a Partner in the Houston based private equity investment firm of Heller Hickox & Company which he co-founded in 1991 and which has specialized in structuring and leading oil and gas equity investments for over three decades.  From 1987 to 1991, he served as Vice President of Butcher Resources, Inc. in Philadelphia, PA and was responsible for oil and gas investment and merchant banking activity. Mr. Heller began his career in the oil and gas industry in 1979 as an exploration geologist with Texaco Inc. in New Orleans, Louisiana where he held various technical and managerial positions prior to 1987 with primary responsibility for offshore exploration and production activities in the Gulf of Mexico.  Mr. Heller holds a B.S. in Geosciences from The Pennsylvania State University (1979).  He is an active member of the American Association of Petroleum Geologists and the Society of Petroleum Engineers and has served on the Boards of various portfolio companies in which his firm has had a controlling interest over the years. The Board believes that Mr. Heller’s extensive experience, his education and professional credentials qualify him to serve as a member of the Company’s Board.

Peter Wagner has been serving the Company as a director since July 2023. Mr. Wagner is an industry veteran with an extensive career in the oil and gas sector. Mr. Wagner has served as the CEO and Director of Cryogenic Industries, Inc. (the Company’s consolidated subsidiary in America/CEO of Nikkiso Clean Energy & Industrial Gases Group), a leading provider of cryogenic equipment providing innovative equipment and solutions in liquid gases and beyond, since June 2018. From 2016 to 2018, Mr. Wagner was CEO and Managing Director of LEWA GmbH (in Germany). From 2003 through 2015, Mr. Wagner assumed numerous leadership roles at Atlas Copco, which included the role of Vice President of Business Development at Atlas Copco Comptec, Divisional President for Atlas Copco Gas and Process Division, and General Manager of Atlas Copco Energas GmbH. In addition, Mr. Wagner serves as director on the board of Nikkiso Co., Ltd in Tokyo, Japan. Mr. Wagner holds a master of science in engineering from Cologne University of Applied Sciences in Germany. The Board believes that Mr. Wagner’s vast experience, his education, and professional credentials qualify him to serve as a member of the Company’s Board.

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship that, in the opinion of the Company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has affirmatively determined that David Hobbs, Peter Wagner and Douglas Heller qualify as independent directors in accordance with the SEC rules.

Family Relationships

There are no family relationships between any director or executive officer.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and verbal communication with our directors and executive officers, we believe that all reporting requirements for fiscal year 2023 were complied with by each person who at any time during the 2023 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following: Mr. Looper, Mr. Winters, Mr. Coates, Mr. Hobbs, Ms. Macias and Looper Family Office, LLC filed a late Form 3 two-hundred twenty eight days late on March 11, 2024. Mr Heller filed a late Form 3 one-hundred twenty two days late on March 11, 2024. Mr. Wagner, James A. Culver, and Leo William Kerrigan have not reported a Form 3 related to the reverse asset acquisition that occurred on July 17, 2023. The late filings were due to administrative oversight by the Company’s stock administration and the Company is still working with certain individuals to get their Form 3 reported.

Structure and Operation of the Board

Presently, the Company does not have standing audit, compensation or nominating committees. However, the full Board performs all of the functions of a standing audit committee, compensation committee and nominating committee. The Board currently consists of four directors: Mr. Hobbs (Chairman), Mr. Looper, Mr. Heller and Dr. Wagner.

Audit Committee

Because the Company’s Common Stock is traded on the OTC Pink, the Company is not subject to the listing requirements of any securities exchange regarding audit committee related matters.

Compensation Committee Related Function

The Board does not currently have a standing compensation committee, and thus we do not have a compensation committee charter. Due to our small size and limited operations to date, the Board determined that it was appropriate for the entire Board to act as the compensation committee. The full Board currently has the responsibility for reviewing and establishing compensation for executive officers and making policy decisions concerning salaries and incentive compensation for executive officers of the Company.

The Company’s executive compensation program is administered by the Board, which determines the compensation of the executive officers of the Company. In reviewing the compensation of the individual executive officers, the Board intends to consider the recommendations of the executive officers, published compensation surveys and current market conditions.

Nomination of Directors

The Board does not currently have a standing nominating committee, and thus we do not have a nominating committee charter. Due to our small size and limited operations to date, the Board determined that it was appropriate for the entire Board to act as the nominating committee. The full Board currently has the responsibility of selecting individuals to be nominated for election to the Board. Board candidates are typically identified by existing directors or members of management. The Board will consider director candidates recommended by shareholders. Any such candidates will be evaluated on the same basis as other candidates being evaluated by the Board. Information with respect to such candidates should be sent to the Houston Office. The Board considers the needs for the Board as a whole when identifying and evaluating nominees and, among other things, considers diversity in background, age, experience, qualifications, attributes and skills in identifying nominees, although it does not have a formal policy regarding the consideration of diversity.

Communication with Shareholders

Shareholders wishing to communicate with the Board can send an email to david.hobbs@protongreen.com or write or telephone to the Company’s corporate offices:

Cyber App Solutions Corp.

Chairman

2000 Bering Drive, Suite 875

Houston, Texas 77057

(713) 400-2987

Code of Business Conduct and Ethics

As our stock is currently listed for trading on the OTC Pink, we are not required to implement a code of ethics and accordingly, we currently do not have a code of ethics. However, the Company is in the process of finalizing and adopting its code of ethics.

Role of Board in Risk Oversight Process

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts strategic planning and review sessions during the year that include a discussion and analysis of the risks facing us.

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Steven E. Looper, Chief Executive Officer (1)	2023	398,000	—	—	—	—	49,133	447,133
Steven E. Looper, Chief Executive Officer (1)	2022	406,667	—	—	—	—	47,098	453,765

Kenneth W. Winters, Chief Financial Officer (2)	2023	192,500	18,100	—	—	—	—	210,600
Kenneth W. Winters, Chief Financial Officer (2)	2022	157,708	1,015	—	—	—	—	158,723

John M. Coates, Chief Technology Officer (3)	2023	240,000	22,000	—	—	—	49,133	311,133
John M. Coates, Chief Technology Officer (3)	2022	240,000	1,024	—	—	—	42,705	283,729

David A. Hobbs, Executive Officer (4)	2023	90,000	—	909,218	—	—	—	999,218

(1)	Mr. Looper was hired by the Company on July 17, 2023, as Chief Executive Officer and Director.
(2)	Mr. Winters was hired as the Company’s Chief Financial Officer on July 17, 2023.
(3)	Mr. Coates was hired as the Company’s Chief Technology Officer on July 17, 2023.
(4)	Dr. Hobbs was hired by the Company on July 17, 2023, as Executive Chairman and Director.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by any of the named executive officers and directors as of the end of the fiscal year ended December 31, 2023.

Employment Agreements

The Company does not have any formal employment agreements in place with its executive officers. Steven Looper, Kenneth Winters, and John Coates held the same roles in Proton Green, LLC prior to the reverse merger on July 17, 2023, as they were hired for at the Company. As such, their compensation from Proton Green, LLC carried over to the Company. Steven Looper’s compensation consists of an annual salary of $400,000 and 100% of health insurance premiums, Kenneth Winters’ compensation consists of an annual salary of $192,500 and 100% of health insurance premiums, and John Coates’ compensation consists of an annual salary of $240,000 and 100% of health insurance premiums. All bonus compensation is discretionary.

Director Compensation

The following table sets forth certain information concerning compensation earned by the Company’s non-employee directors for services rendered as a director during the year ended December 31, 2023:

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Steven E. Looper	15,000	—	—	—	—	15,000
David A. Hobbs	30,000	—	—	—	—	30,000
Peter J. Wagner	15,000	—	—	—	—	15,000
Douglas Heller	15,000	—	—	—	—	15,000

The Board approved and adopted the following compensation for the Board:

Cash Retainer

The annual cash retainer for each director is $60,000. Each director may, at their sole election, opt to receive their quarterly payment in shares of the Company’s common stock issued at the valuation applicable as of the date of the award. The shares shall vest immediately upon issuance. The Chairman of the Board shall receive additional compensation in the amount of $60,000, payable in cash or common stock, at their sole election, at a valuation applicable at the time of the award. Additional compensation for the Chairman of each Board committee will be determined at the discretion of the Board as needed.

Equity Compensation Awards

Each Director shall receive an annual award of Common Stock valued at $140,000 (the “Annual Equity Award”). Prior to the Company uplisting to a higher-tier exchange such as Nasdaq or NYSE (the “Uplisting”), the Annual Equity Award shall be issued at a Company valuation based on market capitalization of $500,000,000. Subsequent to the Uplisting, the Annual Equity Award shall be issued at the actual quoted market price on the date of the award. The first Annual Equity Award shall commence on March 1, 2024 and be awarded annually thereafter following the Annual Shareholders’ Meeting. Each Annual Equity Award shall vest one year from the date it was awarded.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our Common Stock beneficially owned, as of April 1, 2024, by (i) each of our directors and director nominees, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be to a beneficial owner of more than 5% of the Company’s Common Stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire Common Stock that are currently exercisable or will become exercisable within 60 days of April 1, 2024. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of Common Stock beneficially owned is based on 80,896,865 shares outstanding as of April 1, 2024. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days of April 1, 2024 are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

This table is based on information supplied by each director, officer and principal stockholder of the Company. Except as indicated in footnotes to this table, the Company believes that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them, based on information provided by such stockholders. Unless otherwise indicated, the address for each director, executive officer and 5% or greater stockholders of the Company listed is: c/o Cyber App Solutions Corp., 2000 Bering Drive, Suite 875, Houston, Texas, 77057.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficial Ownership
Directors and Named Executive Officers
Steven E. Looper	15,432,551	19.1%
David A. Hobbs	727,373	*
Peter J. Wagner	89,604	*
Douglas Heller	2,424	*
Kenneth W. Winters	—	*
John M. Coates	—	*
(All current directors and executive officers as a group (6 persons)	16,251,952	20.1%
More than 5% Stockholders
James A. Culver	14,921,529	18.5%
Leo W. Kerrigan	14,013,841	17.4%
Edward J. Haberfield	4,978,243	6.2%

*	Less than 1%.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Board has implemented a policy to review, approve and oversee any transaction between us and any related person and any other potential conflict of interest situations on an ongoing basis. Prior to consideration of a transaction with a related person, the material facts as to the related person’s relationship or interest in the transaction would be disclosed to the disinterested directors. The transaction would not be approved unless a majority of the members of the Board who are not interested in the transaction approve the transaction. The Board intends to consider, among other factors that it deems appropriate, whether the related person transaction is on terms no less favorable to us than terms generally available in a transaction with an unrelated third-party under the same or similar circumstances and the extent of the related person’s interest in the related person transaction.

Consulting Arrangements

The Company had advisory consulting agreements with TPG Commercial Finance, an entity in which Jim Culver, a principal owner of either directly or indirectly more than 10% of the Company’s common stock, is the President/Owner and Leo W. Kerrigan, an individual that owns more than 10% of the Company’s common stock. For the years ended December 31, 2023 and 2022, the Company incurred costs of $40,000 and $110,000, respectively. The costs were recorded in the Consolidated Statements of Operations to “General and administrative expenses – related parties”.

The Company received human resource services from an immediate family member of a named executive officer. For the years ended December 31, 2023 and 2022, the Company incurred $32,500 and $22,500, respectively, in fees related to Human Resource services. These costs were recorded in the Consolidated Statements of Operations to “General and administrative expenses – related parties”.

The Company received consulting services related strategic growth opportunities from Natural Resource Advisors, an entity in the Company’s CEO Steven Looper owned a controlling interest. The Company did not incur any fees with Natural Resource Advisors during the year ended December 31, 2023 and incurred $5,000 in fees for the year ended December 31, 2022. The costs were recorded in the Consolidated Statements of Operations to “General and administrative expenses – related parties”.

The Company engaged Integrated Cryogenic Solutions, LLC for front-end engineering design studies for its initial beverage grade CO2 plant. Integrated Cryogenic Solutions, LLC is an innovative specialty engineering, procurement & manufacturing unit of Nikkiso Cryogenics Industries, an entity in which our board of director Peter J. Wagner serves as the CEO of Nikkiso Clean Energy & Industrial Gases Group. The Company incurred $95,000 for the year ended December 31, 2023. The costs were recorded in the Consolidated Statements of Operations to “General and administrative expenses – related parties”.

Related Party Note Receivable

In September 2022, the Company loaned $25,000 to VVC Resources, an entity in which Jim Culver, a principal owner of either directly or indirectly more than 10% of the Company’s common stock, is the President and CEO. The loan bore interest at zero percent. There was no stated maturity date for the loan. As of December 31, 2023 and December 31, 2022, the related party note receivable has balance of $25,000.

Co-Tenancy Arrangement

In October 2023, the Board approved a co-tenancy arrangement whereby we expanded the leased space in our Houston office and share the expanded space with Pantheon Resources, Inc., an entity where our Chairman of the Board of Directors, David Hobbs, serves as Executive Chairman.  We share equally the costs of the lease and office supplies.

Advances from related party

Prior to the reverse asset acquisition, CYRB had received advances of $14,651 from CYRB’s sole officer and director to pay for general and administrative costs. Upon the consummation of the reverse asset acquisition effective on July 17, 2023, the entire balance of $14,651 was forgiven. As of December 31, 2023 and 2022, there are no advances from related parties outstanding.

Apart from the disclosures set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 or Regulation S-K.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed to us by our principal accountants, Whitley Penn LLP, for professional services rendered for the years ended December 31, 2023 and 2022 are set forth below:

	Year Ended December 31,
Fee Category	2023	2022
Audit fees	$359,300	$114,900
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$359,300	$114,900

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Articles of Incorporation, as amended, as currently in effect
3.2	By-laws
3.3	Share Exchange Agreement by and among Cyber App Solutions Corp., Proton Green LLC, and member of Proton Green LLC.
4.1	Securities Purchase Agreement, dated November 21, 2023, by and among Cyber App Solutions Corp., Kips Bay Select LP, and Cyber One, Ltd.
4.2	Security Agreement, dated November 21, 2023, by and among Cyber App Solutions Corp., Kips Bay Select LP, and Cyber One, Ltd
4.3	Guaranty, dated November 21, 2023, made by Proton Green LLC and PG LandCo LLC, in favor of Kips Bay Select LP, and Cyber One, Ltd
4.4	Registration Rights Agreement, dated November 21, 2023, by and among Cyber App Solutions Corp., Kips Bay Select LP, and Cyber One, Ltd
4.5	Form of Convertible Promissory Note dated November 21, 2023 with Kips Bay Select LP and with Cyber One LTD
4.6	Form of Common Stock Purchase Warrant issued to Kips Bay Select LP and Cyber One, LTD
10.1*	Form of Master Services Agreement dated January 3, 2022
10.2*	Purchase and Sale Agreement with Kinder Morgan CO2 Company
10.3*	The Unit Agreement, as amended
10.4	CYRB Board of Directors Agreement
21.1*	List of Subsidiaries
23.1*	Consent of William M. Cobb & Associates, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Independent petroleum engineer’s proved helium reserve report as of January 1, 2024
99.2*	Independent petroleum engineer’s contingent helium resources report as of January 1, 2024
99.3*	Independent petroleum engineer’s contingent CO2 resources report as of January 1, 2024
99.4*	Independent petroleum engineer’s contingent helium resources report addendum as of January 1, 2024
99.5*	Independent petroleum engineer’s contingent CO2 resources report addendum as of January 1, 2024
101	Interactive Data Files
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER APP SOLUTIONS CORP.

Date: April 1, 2024	By:	/s/ Steven Looper
Steven Looper
Chief Executive Officer
(Principal Executive Officer)

Date: April 1, 2024	By:	/s/ Kenneth Winters
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities with Cyber App Solutions Corp. indicated and on April 1, 2024.

Name	Title

/s/ Steven E. Looper	Chief Executive Officer and Director
Steven E. Looper	(Principal Executive Officer)

/s/ Kenneth W. Winters	Chief Financial Officer
Kenneth W. Winters	(Principal Financing and Accounting Officer)

/s/ David A. Hobbs	Director
David A. Hobbs

/s/ Peter J. Wagner	Director
Peter J. Wagner

/s/ Douglas Heller	Director
Douglas Heller