Form 10-K/A
period 2023-12-31
Cyber App Solutions Corp.
filed 2024-04-02
CIK 1851048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Cyber App Solutions Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024, solely to amend the Report of Independent Registered Public Accounting Firm included in Item 8.  The signature on the Report of Independent Registered Public Accounting Firm should be spelled Whitley Penn LLP.

Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

The Company has attached to this Amended 10-K updated certifications executed as of the date of this Amended 10-K by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1/31 .2 and 32.1/32.2 to this Amended 10-K.

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

/s/ Whitley Penn LLP

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed to us by our principal accountants, Whitley Penn LLP, for professional services rendered for the years ended December 31, 2023 and 2022 are set forth below:

	Year Ended December 31,
Fee Category	2023	2022
Audit fees	$359,300	$114,900
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$359,300	$114,900

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Articles of Incorporation, as amended, as currently in effect
3.2	By-laws
3.3	Share Exchange Agreement by and among Cyber App Solutions Corp., Proton Green LLC, and member of Proton Green LLC.
4.1	Securities Purchase Agreement, dated November 21, 2023, by and among Cyber App Solutions Corp., Kips Bay Select LP, and Cyber One, Ltd.
4.2	Security Agreement, dated November 21, 2023, by and among Cyber App Solutions Corp., Kips Bay Select LP, and Cyber One, Ltd
4.3	Guaranty, dated November 21, 2023, made by Proton Green LLC and PG LandCo LLC, in favor of Kips Bay Select LP, and Cyber One, Ltd
4.4	Registration Rights Agreement, dated November 21, 2023, by and among Cyber App Solutions Corp., Kips Bay Select LP, and Cyber One, Ltd
4.5	Form of Convertible Promissory Note dated November 21, 2023 with Kips Bay Select LP and with Cyber One LTD
4.6	Form of Common Stock Purchase Warrant issued to Kips Bay Select LP and Cyber One, LTD
10.1	Form of Master Services Agreement dated January 3, 2022
10.2	Purchase and Sale Agreement with Kinder Morgan CO2 Company
10.3	The Unit Agreement, as amended
10.4	CYRB Board of Directors Agreement
21.1	List of Subsidiaries
23.1	Consent of William M. Cobb & Associates, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Independent petroleum engineer’s proved helium reserve report as of January 1, 2024
99.2	Independent petroleum engineer’s contingent helium resources report as of January 1, 2024
99.3	Independent petroleum engineer’s contingent CO2 resources report as of January 1, 2024
99.4	Independent petroleum engineer’s contingent helium resources report addendum as of January 1, 2024
99.5	Independent petroleum engineer’s contingent CO2 resources report addendum as of January 1, 2024
101	Interactive Data Files
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER APP SOLUTIONS CORP.

Date: April 2, 2024	By:	/s/ Steven Looper
Steven Looper
Chief Executive Officer
(Principal Executive Officer)

Date: April 2, 2024	By:	/s/ Kenneth Winters
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities with Cyber App Solutions Corp. indicated and on April 2, 2024.

Name	Title

/s/ Steven E. Looper	Chief Executive Officer and Director
Steven E. Looper	(Principal Executive Officer)

/s/ Kenneth W. Winters	Chief Financial Officer
Kenneth W. Winters	(Principal Financing and Accounting Officer)

/s/ David A. Hobbs	Director
David A. Hobbs

/s/ Peter J. Wagner	Director
Peter J. Wagner

/s/ Douglas Heller	Director
Douglas Heller