Form 10-Q
period 2024-03-31
Cyber App Solutions Corp.
filed 2024-05-15
CIK 1851048

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 13, 2024, the registrant had 80,896,865 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Cyber App Solutions Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$80,357	$1,248,191
Related party note receivable	25,000	25,000
Prepaid expenses and other current assets	425,119	502,330
Total current assets	530,476	1,775,521
Property, plant and equipment
Helium and CO2 properties, net (full cost method)	12,324,525	12,348,505
Other property, plant and equipment, net	1,833,251	1,854,496
Total property, plant and equipment, net	14,157,776	14,203,001
Other non-current assets
Right-of-use assets - operating leases	985,763	1,023,497
Other long-term assets	187,109	192,103
Total assets	$15,861,124	$17,194,122
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,820,015	$1,698,364
Notes payable, fair value option	19,168,307	20,082,880
Interest expense payable	1,612,107	146,667
Derivative liabilities	2,813,832	2,882,692
Accrued expenses and other current liabilities	753,962	542,623
Operating lease liabilities - current	170,959	161,524
Total current liabilities	26,339,182	25,514,750
Long-term liabilities
Asset retirement obligations	769,805	758,373
Operating lease liabilities	817,373	865,113
Total long-term liabilities	1,587,178	1,623,486
Total liabilities	27,926,360	27,138,236
Commitments and contingencies (Note 16)

Stockholders' deficit
Common Stock, $0.001 par value, 250,000,000 shares authorized; 80,896,865 shares and 80,744,354 shares issued and outstanding as of March 31,2024 and December 31, 2023, respectively	80,896	80,744
Additional paid-in capital	34,428,503	34,238,016
Accumulated deficit	(46,574,635)	(44,262,874)
Total stockholders' deficit	(12,065,236)	(9,944,114)
Total liabilities and stockholders' deficit	$15,861,124	$17,194,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyber App Solutions Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Helium revenue	$222,088	$—

Operating expenses
Depreciation, depletion, amortization and accretion	78,339	13,374
Lease and well operating expenses	53,893	13,544
Shut-in expenses	114,237	82,960
Gathering and processing expenses	256,542	—
Production taxes	7,633	—
General and administrative expenses	1,522,807	727,777
General and administrative expenses - related parties	15,000	35,000
Total operating expenses	2,048,451	872,655
Net loss from operations	(1,826,363)	(872,655)
Other income (expense)
Interest expense	(723,391)	(536,337)
Event of default fees	(745,440)	(1,927,939)
Interest income - related parties	—	7
Unrealized gain on fair value of notes payable	914,573	—
Unrealized gain on derivatives mark-to-market	68,860	—
Total other expense	(485,398)	(2,464,269)
Net loss before taxes	(2,311,761)	(3,336,924)
Income tax expense	—	—
Net loss	$(2,311,761)	$(3,336,924)

Loss per common share
Basic and Diluted	$(0.03)	$(0.05)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	80,809,396	66,782,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyber App Solutions Corp.

Condensed Consolidated Statements of Changes in Stockholders' Deficit

(Unaudited)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Stockholders' Deficit

December 31, 2022	65,828,862	$65,829	$21,885,539	$(32,515,471)	$(10,564,103)
Capital contributions	1,949,226	1,949	648,051	—	650,000
Equity financing costs	(77,969)	(78)	(25,922)	—	(26,000)
Net loss	—	—	—	(3,336,924)	(3,336,924)
March 31, 2023	67,700,119	$67,700	$22,507,668	$(35,852,395)	$(13,277,027)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Stockholders' Deficit

December 31, 2023	80,744,354	$80,744	$34,238,016	$(44,262,874)	$(9,944,114)
Stock compensation expense	2,424	2	3,028	—	3,030
Issuance of common stock for cash	150,087	150	187,459	—	187,609
Net loss	—	—	—	(2,311,761)	(2,311,761)
March 31, 2024	80,896,865	$80,896	$34,428,503	$(46,574,635)	$(12,065,236)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyber App Solutions Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(2,311,761)	$(3,336,924)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, amortization and accretion	78,339	13,374
Stock compensation expense	3,030	—
Interest expense	720,000	536,337
Event of default fees	745,440	1,927,939
Amortization of lease costs	102,253	17,327
Amortization of intangible costs	7,490	7,490
Unrealized gain on derivatives mark-to-market	(68,860)	—
Unrealized gain on fair value of notes payable	(914,573)	—
Changes in operating assets and liabilities:
Prepaids and other current assets	74,715	64,054
Other long-term assets	—	—
Accounts payable	148,585	184,082
Accrued expenses and other liabilities	240,679	(41,600)
Lease liabilities	(102,824)	(23,495)
Net cash used in operating activities	(1,277,487)	(651,416)

Cash Flows From Investing Activities
Additions to helium properties	(51,022)	—
Additions to other property, plant and equipment	(26,934)	(32,541)
Net cash used in investing activities	(77,956)	(32,541)

Cash Flows From Financing Activities
Proceeds from capital contributions	—	650,000
Equity issuance costs	—	(26,000)
Common stock issuance proceeds	187,609	—
Net cash provided by financing activities	187,609	624,000
Net decrease in cash and cash equivalents	(1,167,834)	(59,957)

Cash and cash equivalents, beginning of period	1,248,191	124,489
Cash and cash equivalents, end of period	$80,357	$64,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyber App Solutions Corp.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Supplemental disclosures of cash flow information
Cash paid for interest	$3,391	$—
Cash paid for taxes	$—	$—

Non-cash investing and financing activities
Change in capital accruals	$(56,274)	$868,876

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules of the SEC and the accounting standards for interim financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2023, filed on April 2, 2024.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

Recently Issued Accounting Pronouncements

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-02, "Codification Improvements." The ASU removes references to various FASB Concepts Statements in a variety of Topics in the Accounting Standards Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. ASU 2024-02 will be effective for annual periods beginning after December 15, 2024, and although permitted, the Company does not intend to early adopt.

In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules will require public entities to provide certain climate-related information in their annual reports and registration statements. The rules will be effective for non-accelerated filers commencing with the fiscal period beginning January 1, 2027. In April 2024, the SEC voluntarily issued an administrative stay of the implementation of the rules, pending judicial review. The Company will evaluate the impact of the final rules on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 820)," which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendment prescribes interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The ASU is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within fiscals years beginning after December 15, 2024. CYRB is currently evaluating the impact of the standard on its segment reporting disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" (ASU 2023-09). ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, and although permitted, the Company does not intend to early adopt. CYRB is continuing to evaluate the provisions of ASU 2023-09 and does not anticipate a material impact on its consolidated financial statements and related disclosures upon adoption.

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

The Company has a history of recurring losses from operations and had a working capital deficit as of March 31, 2024 and December 31, 2023. We have no committed capital to address our material liquidity needs over the next twelve months from the date of these condensed consolidated financial statements being issued and there is no assurance that the Company will raise the capital required. Additionally, the Company has no assurance of future profitability. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Note 4 – Revenue Recognition

Revenues from Contracts with Customers

Helium and CO2 sales are recognized at the point title and control of the product is transferred to the customer, which will differ depending on the terms of each contract. Transfer of title and control drives the presentation of gathering, processing and other post-production expenses within the Company's Condensed Consolidated Statement of Operations.

For those contracts where the Company has concluded that control of the product transfers at the tailgate of the plant, the Company recognizes revenue on a gross basis, with gathering, processing and other post-production expenses presented within the Gathering and processing expenses line item on the Company's Condensed Consolidated Statements of Operations. Expenses and fees incurred after title and control transfers are netted against revenues. Alternatively, for those contracts where the Company has concluded that title and control of the product transfers at or near the wellhead or inlet of the plant, the Company recognizes helium and CO2 revenues net of gathering, processing and other post-production expenses.

Performance Obligations

The Company's contractual performance obligations arise upon the production of gas from wells in which the Company has an ownership interest. The performance obligations are considered satisfied upon control of helium and CO2 being transferred to the customer(s) at the dedicated delivery point, which in the Company's current contract is the tailgate of the plant. The Company records revenue in the month production is delivered to the customer. Payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, there was no receivable accrued because the purchaser withheld the Company's proceeds to offset payables owed by the Company to the purchaser.

Disaggregated Revenue Information

For the three months ended March 31, 2024, all of the Company's revenue is from helium sales at the St. Johns Field.

Note 5 – Property, Plant and Equipment, Net

Property and equipment, net is comprised of the following:

	March 31, 2024	December 31, 2023
Land	$259,793	$259,793
Unproved helium and CO2 properties	10,059,012	10,055,182
Proved helium and CO2 properties	2,117,359	2,099,508
Less: accumulated depletion	(111,639)	(65,978)
Total helium and CO2 properties, net	12,324,525	12,348,505

Plant	1,863,900	1,863,900
Other property and equipment	51,908	51,908
Less: accumulated depreciation	(82,557)	(61,312)
Total other property and equipment, net	1,833,251	1,854,496

Total property, plant and equipment, net	$14,157,776	$14,203,001

Helium and CO2 Properties

As the Company's development work progresses and the reserves on the Company's properties are proven, capitalized costs attributed to the properties and mineral interest are subject to depletion. Depletion of capitalized costs is provided using the units-of-production method based on proved helium and CO2 reserves. Depletion expense for the three months ended March 31, 2024 and 2023, was $45,661 and $0, respectively.

These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved helium and CO2 reserves discounted at 10%. Any costs in excess of the ceiling are written off as a non-cash expense. The Company did not record an impairment to proved helium and CO2 properties during the three months ended March 31, 2024 and 2023.

Costs associated with unproved properties are excluded from the amortization base until the properties are evaluated or impairment is indicated. The costs associated with unproved leasehold acreage and related seismic data, are initially excluded from the amortization base. Leasehold costs are either transferred to the amortization base with the costs of drilling and/or completing a well on the lease or are assessed at least annually for possible impairment or reduction in value. The Company’s decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involves judgment and may be subject to changes over time based on several factors, including drilling plans, availability of capital, project economics and drilling results from adjacent acreage. The Company did not record an impairment to unproved helium and CO2 properties during the three months ended March 31, 2024 and 2023.

Other Property, Plant and Equipment

The Company's other property, plant and equipment include a vehicle and helium plant costs. The vehicle is depreciated using the straight-line method over an estimated useful life of 5 years and the helium plant is depreciated using the straight-line method over an estimated useful life of 25 years. Related to the vehicle, for the three months ended March 31, 2024 and 2023, the Company recorded depreciation of $2,605 in both periods. Related to the helium plant that commenced operations in July 2023, for the three months ended March 31, 2024 and 2023, the Company recorded depreciation of $18,640 and $0, respectively.

Note 6 – Fair Value Measurements

Financial Instruments

The Company’s financial instruments measured at fair value on a recurring basis consist of notes payable where the fair value option was elected, freestanding warrants and embedded conversion options that required to be bifurcated and accounted for separately as derivative financial instruments. The table below sets forth the financial instruments measured at fair value on a recurring basis, by level within the fair value hierarchy, as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Notes Payable, Fair Value Option
Convertible notes issued to Kips Bay Select, LP and Cyber One, Ltd. in November 2023	$—	$—	$19,168,307	$19,168,307
Total Notes Payable, Fair Value Option	$—	$—	$19,168,307	$19,168,307

Derivative Liabilities
Warrants	$—	$—	$2,813,832	$2,813,832
Total Derivative Liabilities	$—	$—	$2,813,832	$2,813,832

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Notes Payable, Fair Value Option
Convertible notes issued to Kips Bay Select, LP and Cyber One, Ltd. in November 2023	$—	$—	$20,082,880	$20,082,880
Total Notes Payable, Fair Value Option	$—	$—	$20,082,880	$20,082,880

Derivative Liabilities
Warrants	$—	$—	$2,882,692	$2,882,692
Total Derivative Liabilities	$—	$—	$2,882,692	$2,882,692

The outstanding principal amount under the convertible notes issued to Kips Bay Select, LP and Cyber One, Ltd., including the $250,000 per Event of Default included in the Mandatory Premium Amount (see Note 7 – Debt for defining of such terms), due was approximately $21,000,000 compared to the fair value under the fair value option of $19,168,307.

As of March 31, 2024 and December 31, 2023, the Company used the Monte Carlo simulation to estimate the fair value of the notes payable and the Black-Scholes-Merton model to estimate the fair value of the warrants, which both included assumptions such as risk-free rate, volatility, and expected term. After determining the fair value of the notes payable and warrants, the Company implemented the probability-weighted expected return method (PWERM), which considered the probability of success and failure of the Company. Changes in any of the assumptions used in the valuation models may result in significantly higher or lower fair value measurements. The following assumptions were used to fair value the notes payable and warrants:

	March 31, 2024		December 31, 2023
	Notes Payable	Warrants	Notes Payable	Warrants
Expected volatility	32.00%	75.00%	34.00%	77.00%
Risk-free interest rate	5.37%	4.20%	5.14%	3.81
Dividend yield	—	—	—	—
Term (years)	0.31	4.64	0.55	4.89
Success probability	15.00%	15.00%	15.00%	15.00%

A reconciliation of the Company’s Level 3 balance is as follows:

Level 3 Balance at December 31, 2023	$22,965,572
Unrealized gain recognized in earnings	(983,433)
Level 3 Balance at March 31, 2024	$21,982,139

For the three months ended March 31, 2024 and 2023, there was an unrealized gain $983,433 and $0, respectively, on mark-to-market of the warrants and change in fair value of the notes payable recorded in the accompanying Condensed Consolidated Statement of Operations.

The Company separates interest expense from the full change in fair value of the notes payable and presents that amount in Interest expense in the accompanying Condensed Consolidated Statement of Operations. The remainder of the change in fair value of the notes payable are presented in Unrealized gain on fair value of notes payable in the accompanying Condensed Consolidated Statement of Operations.

The carrying amounts of the Company’s cash, related party note receivable, accounts payable, and accrued expenses approximate their fair values because of the short-term maturities or liquid nature of these assets and liabilities.

Fair Value of Non-Financial Assets and Liabilities

Non-financial assets and liabilities that are initially measured at fair value are comprised of asset retirement obligations and stock-based compensation. The Company did not add any asset retirement obligations during three months ended March 31, 2024 or 2023.

The Company measures stock-based compensation based on the fair value of the award on the date of grant. During the three months ended March 31, 2024, a Board of Director elected to receive their first quarter 2024 compensation in the form of common stock of the Company. The Company measured the fair value of the award at $3,030 based on the price per share the Company received when it sold common stock in private placements near the time of the compensation award.

Note 7 – Debt

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

Convertible Promissory Notes

On November 21, 2023, pursuant to the SPA, the Company issued a convertible promissory note to each of Kips Bay Select LP (“Kips Bay 2023 Note”) and Cyber One, LTD (“Cyber One 2023 Note”), collectively referred to as the Holders, in the principal amount of $8,000,000 to each for an aggregate principal amount of $16,000,000. The Kips Bay 2023 Note and the Cyber One 2023 Note are collectively referred to as the “2023 Convertible Notes”. The 2023 Convertible Notes were issued with an original issue discount of 50% and bear simple interest accruing as of November 21, 2023, at the rate of 5% per annum or 18% per annum following any Event of Default (as defined in the SPA and 2023 Convertible Notes agreements). The interest shall be computed on the basis of a 360-day year and twelve 30-day months and shall not compound. The 2023 Convertible Notes have a maturity date of July 21, 2024 (the “Maturity Date”).

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

Due to the 2023 Convertible Notes having numerous embedded derivatives, the Company elected the fair value option to account for them. See fair value disclosures in Note 6 - Fair Value Measurement. The Company separates interest expense from the full change in fair value of the 2023 Convertible Notes and presents that amount in Interest expense in the accompanying Condensed Consolidated Statement of Operations. The remainder of the change in fair value of the 2023 Convertible Notes are presented in Unrealized gain on fair value of notes payable in the accompanying Condensed Consolidated Statement of Operations.

Pursuant to the terms and conditions of the 2023 Convertible Notes, the Company shall repay the $16,000,000 commencing on January 21, 2024 with $1,500,000 due monthly and any remaining outstanding principal due on July 21, 2024. The Company have the option to accelerate payments and reduce the overall principal repaid. As of March 31, 2024, the Company had made no payments on the outstanding principal and interest amounts of the 2023 Convertible Notes.

The 2023 Convertible Notes limit the Company’s ability to issue any debt, equity or equity-linked securities (including options or warrants) that are convertible into, exchangeable or exercisable for, or include the right to receive shares of our common stock and to issue any securities in a capital or debt raising transactions or series of related transactions with more favorable terms than the 2023 Convertible Notes without the consent of the Holders.

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

The Event of Default had the following significant impacts: (i) the interest rate per annum on outstanding principal amounts increased from 5.0% to 18.0%; (ii) a Mandatory Premium Amount became due, which consists of $250,000 for every Event of Default that has occurred and its reoccurrence plus the $16,000,000 outstanding principal and the accrued interest, up to the sum of the 130% of the $16,000,000 outstanding principal and accrued interest; and (iii) the conversion price of the notes were no longer subjected to a floor price. The Mandatory Premium Amounts as of March 31, 2024 was approximately $22,000,000.

Registration Payment Arrangements

In connection with the SPA, on November 21, 2023, the Company entered into a registration rights agreement (“Registration Rights Agreement”) with Kips Bay Select LP and Cyber One, LTD, pursuant to which the Company agreed to file with the SEC by January 5, 2024 an initial Registration Statement on Form S-1 covering the resale of all of the Conversion Shares, Warrant Shares, and any common stock of the Company issued or issuable with respect to the Conversion Shares, the Warrant Shares, or the 2023 Convertible Notes (the “Registrable Securities”). The initial Registration Statement on Form S-1 was to register for resale at least the number of shares of common stock equal to 200% of the sum of (i) the maximum number of Conversion Shares issuable upon conversion of the 2023 Convertible Notes and related interest and (ii) the maximum number of Warrant Shares issuable upon exercise of the warrants, as of the date such Registration Statement on Form S-1 was initially filed with the SEC.

If (i) a Registration Statement of Form S-1 covering the resale of all of the Registrable Securities required to be covered thereby and required to be file by the Company pursuant to this Registration Rights Agreement is (A) not filed with the SEC on or before January 5, 2024 (a “Filing Failure”) or (B) not declared effective by the SEC on or before (a) with respect to the initial Registration Statement on Form S-1, the earlier of the (A) February 19, 2024 and (B) 2nd business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such Registration Statement on Form S-1 will not be reviewed or will not be subject to further review and (b) with respect to any additional Registration Statements on Form S-1 that may be required to be filed by the Company pursuant to this Registration Rights Agreement, the earlier of the (A) 60th calendar day following the date on which the Company was required to file such additional Registration Statement on Form S-1 and (B) 2nd business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such Registration Statement on Form S-1 will not be reviewed or will not be subject to further review, for such Registration Statement on Form S-1 (an “Effectiveness Failure”), (ii) on any day after the Registration Statement on Form S-1 has been declared effective by the SEC (the “Effective Date”) sales of all of the Registrable Securities required to be included on such Registration Statement on Form S-1 or the prospectus contained therein is not available for use for any reason (a “Maintenance Failure”), or (iii) if a Registration Statement on Form S-1 is not effective for any reason or the prospectus contained therein is not available for use for any reason (a “Current Public Information Failure”), the Company shall pay an amount in cash equal to one and half percent (1.5%) of the $16,000,000 principal amount (the “Registration Delay Payments”).

The Registration Delay Payments are due (1) on the date of such Filing Failure, Effectiveness Failure, Maintenance Failure or Current Public Information Failure, as applicable, and (2) on every thirty (30) day anniversary of (I) a Filing Failure until such Filing Failure is cured; (II) an Effectiveness Failure until such Effectiveness Failure is cured; (III) a Maintenance Failure until such Maintenance Failure is cured; and (IV) a Current Public Information Failure until the earlier of (i) the date such Current Public Information Failure is cured and (ii) such time that such public information is no longer required pursuant to Rule 144 (in each case, pro rated for periods totaling less than thirty (30) days). In the event the Company fails to make Registration Delay Payments in a timely manner in accordance with the foregoing, such Registration Delay Payments shall bear interest at the rate of two percent (2%) per month (prorated for partial months) until paid in full. Notwithstanding the foregoing, no Registration Delay Payments shall be owed (other than with respect to a Maintenance Failure resulting from a suspension or delisting of (or a failure to timely list) the shares of common stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, the New York Stock Exchange, OTCQB, OTCQX or the OTC Pink) with respect to any period during which all Registrable Securities may be sold without restriction under Rule 144 (including, without limitation, volume restrictions) and without the need for current public information required by Rule 144(c)(1) (or Rule 144(i)(2), if applicable).

A Filing Failure occurred on January 5, 2024 and has still not been cured as of March 31, 2024. The Company recorded $745,440 for Registration Delay Payments in the accompanying Condensed Consolidated Statement of Operations in Event of default fees and such amount was accrued in the accompanying Condensed Consolidated Balance Sheets in Interest expense payable as of March 31, 2024.

Interest Expense

Interest expense for the periods were as follows:

	For the Three Months Ended
	March 31,
	2024	2023
2023 Convertible Notes interest expense	$720,000	$—
Interest on convertible notes extinguished in November 2023	—	536,337
Other	3,391	—
Total interest expense	$723,391	$536,337

Note 8 – Derivatives

On November 21, 2023, pursuant to the SPA (as described in Note 7 – Debt), the Company issued to each Kips Bay Select LP and Cyber One, LTD warrants to subscribe for and purchase from the Company up to 3,846,154 shares of common stock, collectively 7,692,308 shares of common stock. These freestanding warrants were bifurcated and accounted for separately as derivative financial instruments. The Company used the Black-Scholes Melton pricing model to value the derivative instruments. The following table summarizes the Company’s derivative liabilities:

	March 31, 2024	December 31, 2023
Kips Bay 2023 Note - warrants	$1,406,916	$1,441,346
Cyber One 2023 Note - warrants	1,406,916	1,441,346
Total derivative liabilities	$2,813,832	$2,882,692

Because the fair value option was elected for the 2023 Convertible Notes, the initial fair value of the warrants were not presented as a discount to the face value of the 2023 Convertible Notes.

The gains and losses resulting from the mark-to-market of the bifurcated conversion options and warrants are included within “Unrealized gain on derivatives mark-to-market” in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024 and 2023, there was a gain of $68,860 and $0, respectively, on mark-to-market of the bifurcated conversion options and warrants.

Note 9 – Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligation for period below:

Asset retirement obligations - December 31, 2023	$758,373
Accretion expense	11,432
Asset retirement obligations- March 31, 2024	$769,805

Note 10 – Leases

As of March 31, 2024 and December 31, 2023, the Company had operating leases recorded on the Condensed Consolidated Balance Sheets for equipment leased at the helium plant in the St. Johns Field, office space in Houston, Texas (the “Houston Office”) and a site lease agreement in Arizona (the “Site Lease Agreement”) for storage of equipment. The helium plant equipment lease expires in March 2028, the Houston Office lease was amended in October 2023 and included an extension of the expiration date from October 2025 to January 2027 and the Site Lease Agreement expired in February 2024. All the leases had renewal options, but the Company did not recognize any of the renewal options. The Company excluded variable lease payments for operating expenses in the Houston Office and the service component of the equipment lease.

The accompanying balance sheets include leases with terms greater than 12 months at commencement. The present value of future lease payments was determined based upon the Company’s incremental borrowing rate. The table below summarizes the Company's discount rate and remaining lease term.

	March 31, 2024	March 31, 2023
Weighted-average discount rate
Operating leases	26.80%	10.00%

Weighted-average remaining lease term (years)
Operating leases	3.87	2.59

The following table presents the components of the Company’s lease expenses for the following periods.

		Three Months Ended
		March 31, 2024	March 31, 2023
Lease costs	Classification on our Statement of Operations
Operating lease costs	General and administrative expenses	$11,285	$15,875
Operating lease costs	Lease operating expenses	$968	$1,452
Operating lease costs	Gathering and processing expenses	$90,000	$—
Short-term lease costs	General and administrative expenses	$—	$2,209
Variable lease costs	Gathering and processing expenses	$60,000	$—
Variable lease costs	General and administrative expenses	$8,354	$10,769

Supplemental cash flow information related to leases were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating lease - operating cash flows	$(102,824)	$(23,495)

Maturities of the Company’s operating lease liabilities included on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2024 were as follows:

Operating Leases
2024	303,462
2025	405,855
2026	407,207
2027	363,943
2028	90,000
Total minimum lease payments	1,570,467
Less: imputed interest	(582,135)
Present value of future minimum lease payments	988,332
Less current obligation under leases	(170,959)
Non-current lease obligations	$817,373

Note 11 - Warrants

On November 21, 2023, pursuant to the SPA (as described in Note 7 – Debt), the Company issued to each Kips Bay Select LP and Cyber One, LTD warrants to subscribe for and purchase from the Company up to 3,846,154 shares of common stock, collectively 7,692,308 shares of common stock, at an exercise price equal to the lower of: (i) $3.12 per share and (ii) the Valuation Cap Price. The warrants are exercisable from November 21, 2023 and expire on November 21, 2028. In case of a registration (as defined in the Registration Rights Agreement), the warrants may be exercised, in whole or in part, at such time by means of a “cashless exercise” on terms and conditions provided in the warrants. The Valuation Cap Price means the price per share of common stock calculated by dividing $250,000,000 by the number of shares of Common Stock on a fully diluted basis immediately prior to giving effect to the applicable exercise under this Warrant, subject to adjustment as provided therein. As of March 31, 2024 and December 31, 2023, 7,692,308 warrants were outstanding and exercisable.

All warrants noted above were separated from their respective debt instruments and fair valued at each reporting period. See fair value disclosures in Note 6 - Fair Value Measurements.

Note 12 – Stockholders' Deficit

Common Stock

The Company has one class of common stock. As of March 31, 2024 and December 31, 2023, the Company's authorized capital consists of 250,000,000 shares of common stock with a par value of 0.001 per share.

During the three months ended March 31, 2024, the Company issued 150,087 shares of common stock in private placements for proceeds of $187,609.

Stock Based Compensation

During the three months ended March 31, 2024, the Company issued 2,424 shares of common stock to a member of the Board of Directors at their election for their first quarter of 2024 compensation as opposed to their cash retainer. The compensation expense for the award totaled $3,030 and was estimated using a fair value of $1.25 per share. The fair value per share was based on the price the Company received when it sold common stock in private placements. The expense was recorded to General and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.

Conversion Features

The Holders of the 2023 Convertible Notes have the right to convert all or part of their outstanding principal amount to shares of common stock. See Note 7 – Debt for the conversion price and adjustments.

Common Stock Reserved

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

For the three months ended March 31, 2023, the numerator of basic net loss per share is the net loss of the accounting acquirer attributable to common stockholders for the comparative reporting periods. The denominator of basic net loss per share is weighted average number of common shares of the accounting acquirer outstanding pre-acquisition, multiplied by the exchange ratio.

The following table sets forth the computation of basic and diluted net loss per share:

	For the Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss	$(2,311,761)	$(3,336,924)
Denominator:
Weighted average common stock outstanding - Basic and Diluted	80,809,396	66,782,084
Net loss per share of common stock outstanding - Basic and Diluted	$(0.03)	$(0.05)

As the Company was in a net loss position for all periods presented, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore are excluded from the calculation of diluted weighted average shares outstanding. This results in the calculation of weighted average shares outstanding to be the same for basic and diluted earnings per share.

For the three months ended March 31, 2024 and 2023, the Company had outstanding warrants to purchase shares of common stock and debt instruments convertible into common stock. There would be 35,529,258 and 6,349,756 of additional common shares at March 31, 2024 and 2023, respectively, related to the possible exercise of outstanding warrants and conversion of the debt instruments.

Note 14 – Income Taxes

The Company is a C corporation and is subject to U.S. federal income tax and state and local income taxes.

The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 0%. As of March 31, 2024, the Company has U.S. net operating loss (“NOLs”) carryforwards of $4,384,563 to offset taxable income, if any, in future years. Federal NOLs generated in 2023 and 2024 may be carried forward indefinitely. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized. Tax periods for all fiscal years after 2021 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

As of March 31, 2024, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements.

Note 15 – Transactions with Related Parties

Consulting Arrangements

The Company had advisory consulting agreements with TPG Commercial Finance, an entity in which Jim Culver, a principal owner of either directly or indirectly more than 10% of the Company’s common stock, is the President/Owner. For the three months ended March 31, 2024 and 2023, the Company incurred costs of $0 and $20,000, respectively. The costs were recorded in the Consolidated Statements of Operations to “General and administrative expenses – related parties”.

The Company received human resource services from an immediate family member of a named executive officer. For the three months ended March 31, 2024 and 2023, the Company incurred $15,000 in fees related to Human Resource services. These costs were recorded in the Condensed Consolidated Statements of Operations to “General and administrative expenses – related parties”.

Related Party Note Receivable

In September 2022, the Company loaned $25,000 to VVC Resources, an entity in which Jim Culver, a principal owner of either directly or indirectly more than 10% of the Company’s common stock, is the President and CEO. The loan bore interest at zero percent. There was no stated maturity date for the loan. As of March 31, 2024 and December 31, 2023, the related party note receivable had a balance of $25,000.

Co-Tenancy Arrangement

In October 2023, the Board approved a co-tenancy arrangement whereby we expanded the leased space in our Houston office and share the expanded space with Pantheon Resources, PLC, an entity where our Chairman of the Board of Directors, David Hobbs, serves as Executive Chairman. We share equally the costs of the lease and office supplies.

Note 16 – Commitments and Contingencies

Commitments

As of March 31, 2024, all of the assets of the Company have been pledged as collateral for the 2023 Convertible Notes.

Contingencies

Legal

In the ordinary course of business, the Company is party to various legal actions. In management’s opinion, the outcome of any such currently pending legal actions will not have a material adverse effect on the Company’s financial position or results of operations.

On March 1, 2022, a potential lender filed a motion for a default judgment against the Company's wholly owned subsidiary, Proton Green, LLC ("Proton Green") seeking a $1,000,000 break-up fee related to a commitment letter for a proposed senior secured term loan facility. The parties unsuccessfully attempted to mediate the case on October 23, 2023. Discovery is complete and the parties have filed cross-motions for summary judgment. All briefings are complete and the parties are awaiting the court's decision. No accrual has been recorded to the condensed consolidated financial statements because the Company is unable to conclude that an unfavorable outcome is probable. Legal fees incurred associated with loss contingencies are expensed.

The Company was served a lawsuit on May 2, 2024, in which it was named as one of several defendants in a complaint filed in the Federal District Court of the Northern District of Illinois, Eastern Division by Alpha Carta, Ltd. et al (the “Alpha Carta Litigation”). Alpha Carta, Ltd. (“Alpha Carta”) alleges that Proton Green breached three promissory notes (the “Notes”), a Forbearance Agreement, and a proposed unexecuted revised Forbearance Agreement with respect to payments due on the Notes and that Proton Green owes, with an aggregate balance of principal and interest, in excess of $30,000,000 (the “AC Debt”). Other claims against the defendants include conspiracy to commit fraud, rescission, and declaratory judgment, all related to the AC Debt. Proton Green asserts, in contrast, that it reached a loan settlement agreement (“Loan Settlement Agreement”) with Alpha Carta to settle the AC Debt for $8,000,000, which has been paid. Alpha Carta denies the existence of such Loan Settlement Agreement and alleges that if such Loan Settlement Agreement does exist, it was executed fraudulently.

The Company believes that the claims asserted in the Alpha Carta Litigation have no merit and intends to vigorously defend them. The Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, and accordingly, it has not accrued any liability associated with the Alpha Carta Litigation.

There are no other material litigation, arbitration or governmental proceeding currently pending against the Company or any members of its management team in their capacity as such requiring a contingent liability to be recognized as of the date of the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for helium and Carbon Dioxide (“CO2“), production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed in our Annual Report on Form 10-K, particularly in “Item 1A. Risk Factors” and below in “Cautionary Statement Concerning Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report on Form 10-K"), and the other risk factors and other cautionary statements contained in our other filings with the SEC. These forward-looking statements are based on management’s current beliefs as of the date of this Quarterly Report on Form 10-Q, based on currently available information, as to the outcome and timing of future events.

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
•
our ability to obtain permits and governmental approvals; and
•
our pending legal matters.

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

General

Overview

Cyber App Solutions Corp. (the “Company”, “CYRB”, “we”, “us”, or “ours”) is a corporation established under the corporation laws in the State of Nevada on February 19, 2021. Our corporate office is in Houston, Texas.

We are focused on the acquisition, exploration, development and production of helium and food grade carbon dioxide (CO2) and we have the capabilities for carbon capture and storage. Our assets are concentrated in the St. Johns Field located in Apache County, Arizona of the United States (the “St. Johns Field").

Market Conditions

Helium

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

Production of helium goes back to 1900s. Since that time, the industry has experienced four notable periods of shortage between year 2006 and today, with the helium production currently experiencing a Helium shortage 4.0 started in 2022 and driven by the increased demand from growing industries and technologies and decreased production. Decreased production is partially attributable to the US government, one of the world’s largest and most dependable suppliers of helium, selling off its national helium reserve located near the Hugoton-Panhandle field that spans across Texas, Oklahoma, and Kansas and sanctions imposed on Russian exports. The demand for helium is currently estimated at 5.9 billion cubic feet (Bcf) and expected to increase to about 8 Bcf by 20301. The United States has been a leading producer of helium2 and currently holds roughly 40% of the global production market share, which is expected to decrease to about 30% by year 2030. The next leading producers of helium have been Russia, Algeria and Qatar.

CO2

The U.S. carbon dioxide market size was valued at $3.2 billion in 2021 and is expected to expand at a compound annual growth rate (CAGR) of 8.4% from 2022 to 2030. The food & beverages segment led with a revenue share of 34.52% in the year 2021.3 In the U.S. beverage industry, CO2 is commonly utilized for carbonating soft drinks and beer. Additional uses for CO2 are enhanced oil recovery, dry ice production, wastewater treatment, welding, fire suppression, plant growth, food preservation, food refrigeration and freezing, and more. Characteristics of its use include creating carbonation for desired fizziness, diverse sources (industrial processes, fermentation), adherence to food-grade standards, reliance on a stable supply chain, and transportation/storage in liquid or compressed gas forms. Industry-specific details are recommended for the latest information.

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

The largest single food and beverage grade CO2 supplier in the U.S. is located at Jackson Dome, Mississippi (the “Jackson Dome”). Supply was disrupted recently due to geologic contamination of the reservoir, although it has begun to come back online. Additionally,

ExxonMobil announced in a November 2, 2023 press release that it had completed the acquisition of Denbury, Inc., who was the primary operator at the Jackson Dome. Based on ExxonMobil’s July 13, 2023 press release, the acquisition allows them to serve a range of hard-to-decarbonize industries with a comprehensive carbon capture and sequestration offering, which we believe means they are focused on carbon capture and sequestration in the Jackson Dome rather than CO2 production. The curtailment of CO2 plants here and elsewhere in the country, we believe, has led and will lead to a shortage of CO2 supply to the food and beverage industry.

1	https://pubs.aip.org/physicstoday/article/76/9/18/2908156/Helium-prices-surge-to-record-levels-as-shortage
2	https://www.usgs.gov/news/national-news-release/usgs-seeks-public-comment-helium-supply-risk
3	https://www.grandviewresearch.com/industry-analysis/us-carbon-dioxide-market-report

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

Segment Information

We manage our business globally within one reportable segment, which is consistent with how our management reviews the business, prioritizes investment and resource allocation decisions and assesses operating performance.

Fair Value Measurement

Our financial instruments measured at fair value on a recurring basis consist of convertible promissory notes issued on November 21, 2023 (the “2023 Convertible Notes”), to each of two investors, with an aggregate principal amount of $16,000,000, with a stated interest rate of 5% per annum and default interest rate of 18% per annum and freestanding warrants issued along with the 2023 Convertible Notes. We use significant unobservable inputs (Level 3) to measure the fair value of the instruments. For the three months ended March 31, 2024 and 2023, there was an unrealized gain of $983,433 and $0, respectively, on mark-to-market of the warrants and change in fair value of the notes payable recorded in the accompanying Condensed Consolidated Statement of Operations.

Results of Operations and Financial Condition

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	For the Three Months Ended
	March 31,		Change
	2024	2023	$	%
Helium revenue	$222,088	$—	$222,088	100%

Operating expenses
Depreciation, depletion, amortization and accretion	78,339	13,374	64,965	486%
Lease and well operating expenses	53,893	13,544	40,349	298%
Shut-in expenses	114,237	82,960	31,277	38%
Gathering and processing expenses	256,542	—	256,542	100%
Production taxes	7,633	—	7,633	100%
General and administrative expenses	1,522,807	727,777	795,030	109%
General and administrative expenses - related parties	15,000	35,000	(20,000)	-57%
Total operating expenses	2,048,451	872,655	1,175,796	135%
Net loss from operations	(1,826,363)	(872,655)	(953,708)	109%
Other income (expense)
Interest expense	(723,391)	(536,337)	(187,054)	35%
Event of default fees	(745,440)	(1,927,939)	1,182,499	-61%
Interest income - related parties	—	7	(7)	-100%
Unrealized gain on fair value of notes payable	914,573	—	914,573	100%
Unrealized gain on derivatives mark-to-market	68,860	—	68,860	100%
Total other expense	(485,398)	(2,464,269)	1,978,871	-80%
Net loss	$(2,311,761)	$(3,336,924)	$1,025,163	-31%

Revenue

Helium revenue. For the three months ended March 31, 2024 and 2023, helium revenue was $222,088 and $0, respectively. The 100% increase in helium revenues was due to the completion and startup of our first helium plant in the St. Johns Field during the third quarter of 2023. We sold approximately 459 thousand cubic feet of helium during the three months ended March 31, 2024 compared to none during the three months ended March 31, 2023.

Operating Expenses

Depreciation, depletion, amortization and accretion. For the three months ended March 31, 2024 and 2023, depreciation, depletion, amortization and accretion was $78,339 and $13,374, respectively. The 486% increase in depreciation, depletion, amortization and accretion primarily relates to depreciation on the gas processing plant costs in the amount of $18,640 that began production during the third quarter of 2023 and depletion expense in the amount of $45,661, which began in the third quarter of 2023 with the startup of production at our first well. Similar costs were not incurred during the three months ended March 31, 2023.

Lease and well operating expenses. For the three months ended March 31, 2024 and 2023, lease and well operating expenses were $53,893 and $13,544, respectively. The 298% increase is primarily because we commenced production of helium during the third quarter of 2023 and were producing for the three months ended March 31, 2024 compared to no production during the same period in 2023. The increase was primarily due to a an increase of $26,860 in compression costs, $9,000 for lease operators, and $5,116 for sampling and testing gas produced.

Shut-in expenses. For the three months ended March 31, 2024 and 2023, shut-in expenses were $114,237 and $82,960, respectively. The 38% increase in shut-in expenses was due to a significant mineral lease owner being paid a shut-in royalty in 2024 and such shut-in royalty was not required to be paid in 2023.

Gathering and processing expenses. For the three months ended March 31, 2024 and 2023, gathering and processing expenses were $256,542 and $0, respectively. Gathering and processing expenses are the cost incurred to operate the helium plant. The 100% increase is because we commenced production of helium during the third quarter of 2023 and were producing for the three months ended March 31, 2024 compared to no production during the same period in 2023. The increase was primarily due to an increase of $90,000 related to the amortization of leased equipment recorded in right-of-use assets, $106,542 for electricity to power the equipment at the plant, and $60,000 related to labor and maintenance at the helium plant.

Production taxes. For the three months ended March 31, 2024 and 2023, production taxes were $7,633 and $0, respectively. The 100% increase is because we commenced production of helium during the third quarter of 2023 and were producing for the three months ended March 31, 2024 compared to no production during the same period in 2023. We expect production taxes to be approximately 3.437% of helium revenues.

General and administrative expenses. For the three months ended March 31, 2024 and 2023, general and administrative expenses were $1,522,807 and $727,777, respectively. The 109% increase in general and administrative expenses for the three months ended March 31, 2024 compared to the same period in 2023 is primarily due to an increase in professional fees such as legal and accounting, an increase in headcount to operate as a public company, and other costs required to operate as a public company. Note that our wholly owned subsidiary, Proton Green, LLC, was considered the accounting acquirer in our reverse asset acquisition in July 2023 resulting in Proton Green, LLC's historical financial statements being presented for the three months ended March 31, 2023, which did not include increased professional fees for compliance as a public company. The increase was primarily due to an increase of $443,315 related to audit fees and accounting and legal professionals to prepare and/or review Form 10-K and Registration Statement filed with the SEC, $116,758 in payroll and payroll related costs due to an increase in full-time employees, $80,947 for Board of Director fees, and $62,539 in insurance primarily for adding a Directors & Officers policy. The remaining increase was for office supplies and equipment, travel, filing fees, and other overhead costs.

General and administrative expenses - related parties. For the three months ended March 31, 2024 and 2023, general and administrative expenses - related parties were $15,000 and $35,000, respectively. The 57% decrease, as detailed in Note 15 - Transactions with Related Parties, was primarily due to a decrease in advisory consulting fees with TPG Commercial Finance, an entity in which Jim Culver, a principal owner of either directly or indirectly more than 10% of the Company’s common stock, is the President/Owner. For the three months ended March 31, 2024 and 2023, the Company incurred costs of $0 and $20,000, respectively, with TPG Commercial Finance.

Other income (expense)

Interest expense. For the three months ended March 31, 2024 and 2023, interest expense was $723,391 and $536,337, respectively. The 35% increase in interest expense for three months ended March 31, 2024 compared to the same period in 2023 is due to an increase of $183,663 primarily related to an increase in principal balance outstanding and $3,391 of interest on our financed insurance premium.

Event of default fees. For the three months ended March 31, 2024 and 2023, event of default fees were $745,440 and $1,927,939, respectively. We had outstanding convertible notes in default during both periods. The 61% decrease is due to the Company’s convertible notes outstanding during the three months ended March 31, 2024 having lower default fees compared to the default fees incurred on the convertible notes outstanding during the three months ended March 31, 2023.

Unrealized gain on fair value of notes payable. For the three months ended March 31, 2024 and 2023, unrealized gain on fair value of notes payable was $914,573 and $0, respectively. The Company elected the fair value option on the 2023 Convertible Notes and such notes are still outstanding during the three months ended March 31, 2024. There were no notes outstanding during the three months ended March 31, 2023 with the fair value option elected.

Unrealized gain on derivatives mark-to-market. For the three months ended March 31, 2024 and 2023, unrealized gain on derivatives mark-to-market was $68,860 and $0, respectively. Our notes payable contained conversion features and warrants that were embedded derivatives that required bifurcation. This balance represents the change in fair value of the conversion features and warrants.

Income Taxes

Income taxes have been accounted for in accordance with ASC 740, “Accounting for Income Taxes”. We are subject to income taxes in the United States and the State of Arizona. At March 31 and December 31, 2023, we had a full valuation allowance against all of our deferred tax assets, including our NOLs. The factors assumed to make the full valuation allowance includes that we have disclosed in Note 3 – Liquidity that we have significant doubt about our ability to continue as a going concern and we have a history of pretax operating losses.

Contractual Obligations, Commitments Contingencies

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

Legal. On March 1, 2022, a potential lender filed a motion for a default judgment against our wholly owned subsidiary, Proton Green, LLC ("Proton Green") seeking a $1,000,000 break-up fee related to a commitment letter for a proposed senior secured term loan facility. The parties unsuccessfully attempted to mediate the case on October 23, 2023. Discovery is complete and the parties have filed cross-motions for summary judgment. All briefings are complete and the parties are awaiting the court's decision. No accrual has been recorded to the condensed consolidated financial statements because we are unable to conclude that an unfavorable outcome is probable.

Company assets. As of March 31, 2024, all of the assets of the Company have been pledged as collateral for the 2023 Convertible Notes.

Liquidity and Capital Resources

Since inception, we have generated significant losses. As of March 31, 2024, we had an accumulated deficit of $46,574,635. We have only generated limited revenue to date. Our primary sources of capital have been through proceeds from the issuance of debt and equity. The primary uses of capital to date has been for the acquisition of our mineral leases in the St. Johns Field, which gave us operating control over approximately 170,000 acres in Apache County, Arizona, development of the St. Johns Field, paying debt service costs, production start-up costs, helium plant installation and funding corporate overhead.

We define working capital as current assets less current liabilities. At March 31, 2024 and December 31, 2023, we had a working capital deficit of $25,808,706 and $23,739,229, respectively. The deficits were primarily due to the amounts outstanding under our notes, as they are classified as current liabilities, and the fair value of outstanding warrants.

As of May 13, 2024, we had cash on hand of $17,507. Our material liquidity needs over the next twelve months consist of the following:

•
On November 21, 2023, we issued the 2023 Convertible Notes to each of two investors, with an aggregate principal amount of $16,000,000, with interest at a rate of 5% per annum due monthly and monthly repayments of $1,500,000 starting from January 21, 2024 and remaining outstanding balance due on July 21, 2024. See Note 8 – Debt, for more details. We have not made interest and principal payments and are in default on the convertible promissory notes. The default increased the interest rate to 18% per annum. As of March 31, 2024, we owed approximately $22,000,000 on the 2023 Convertibles Notes, including principal, interest, and default fees.
•
Funding outstanding accounts payable balances and corporate overhead, which we expect to be approximately $5.5 million to $6.5 million.
•
Our sole helium plant in the St. Johns Field has not reached “steady state” production. We have encountered significant difficulties to date at the helium plant because of mechanical issues and design limitations, resulting in inefficient operations and lower helium recovery rates, which has limited our revenues generated and led to recurring losses incurred. We are currently evaluating optimization projects and upgrades at the helium plant that may generate sufficient cash flows to cover operating costs, excluding corporate overhead and debt service costs; however, we do not believe that such optimizations and upgrades would help improve our helium recovery rate and improve reliability of the helium plant. We may determine that the current helium plant cannot be optimized and suspend operations of the helium plant. If we suspend operations at the helium plant, we may continue to incur costs of $50,000 per month through April 2028 for leased equipment. More details on the leased equipment are below in the Helium Recovery Unit section of Contractual Obligations and Commitments. In addition, we anticipate shut-in royalties would be approximately $600,000.

We have no committed capital to address our material liquidity needs over the next twelve months from the date of these condensed consolidated financial statements being issued. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements included in this report have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.

Our plan is to focus on plant designs that will allow us to continue developing our helium reserves while also developing our CO2 reserves. We have front-end engineering design studies underway for our plants. We expect that our next significant capital outlay will be to install a plant at the St. Johns Field that is capable of producing 100 thousand cubic feet per day of helium and 1,000 tons per day of liquid CO2. Our estimate of the cost for the plant design, equipment and construction is approximately $26,000,000 plus an additional $7,000,000 to $9,000,000 for infrastructure to support operations. Thereafter, we plan to continue adding plants of similar design and drilling wells needed to meet the plant capacity.

We are currently evaluating debt and equity financing strategies that we believe will provide sufficient capital to fund the selected plant design and begin drilling new wells as needed. We believe the cash flows generated from the new plant design will be more than sufficient to address any debt service costs we would incur from debt financing strategies and fund any additional capital needed to drill new wells. Helium and CO2 production levels that we believe we are capable of achieving as a result of these capital expenditures will position us as a top tier producer of helium and liquid CO2, thereby giving us considerable bargaining power when negotiating off-take and transportation agreements. If we are unable to execute any of our debt and financing strategies or one on acceptable terms, we may not be able to finance the capital expenditures necessary to develop our helium and CO2 resources. Because we are the operator of all of our acreage, the timing and level of our capital spending is largely discretionary and within our control.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the period indicated:

	For the Three Months Ended
	March 31,
	2024	2023
Net cash provided by (used in):	(unaudited)
Operating activities	(1,277,487)	(651,416)
Investing activities	(77,956)	(32,541)
Financing activities	187,609	624,000

Operating activities. There was an increase in cash used in operating activities of $626,071 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in general and administrative expenses.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2024 and 2023 related to capital expenditures at the St. Johns Field for equipment at the helium plant and producing well.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2024 and 2023 consisted of cash proceeds, net of issuance costs, from the issuance of our common stock.

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance arrangements or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party.

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

Our Annual Report on Form 10-K contains a discussion, which is incorporated herein by reference, of the accounting estimates that we believe are critical to the reporting of our financial position and operating results and that require management's judgment. Our more significant policies and estimates include:

•
Full cost method of accounting for helium and CO2 properties
•
Impairment of helium and CO2 properties
•
Depreciation, depletion and amortization for helium and CO2 properties
•
Helium reserve quantities
•
Asset retirement obligations
•
Derivative financial instruments

•
Fair value option

Recently Issued Accounting Pronouncements

The information contained in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies to the condensed consolidated financial statements under the heading “Recently Issued Accounting Pronouncements” is hereby incorporated by reference into this Part I, Item 2.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of March 31, 2024, our disclosure controls and procedures were not effective as a result of a material weaknesses identified during the year ended December 31, 2023 that we are in the process of remediating. The material weaknesses related to the lack of completeness over the population of leases for ASC 842 booking and disclosures, lack of communication and retention of legal documents and lack of review and management oversight, which led to the incorrect application of generally accepted accounting principles and ineffective controls over the financial statement close and reporting processes.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company is party to various legal actions. In management’s opinion, the outcome of any such currently pending legal actions will not have a material adverse effect on the Company’s financial position or results of operations.

On March 1, 2022, a potential lender filed a motion for a default judgment against the Company's wholly owned subsidiary, Proton Green, LLC ("Proton Green") seeking a $1,000,000 break-up fee related to a commitment letter for a proposed senior secured term loan facility. The parties unsuccessfully attempted to mediate the case on October 23, 2023. Discovery is complete and the parties have filed cross-motions for summary judgment. All briefings are complete and the parties are awaiting the court's decision. No accrual has been recorded to the condensed consolidated financial statements because the Company is unable to conclude that an unfavorable outcome is probable.

The Company was served a lawsuit on May 2, 2024, in which it was named as one of several defendants in a complaint filed in the Federal District Court of the Northern District of Illinois, Eastern Division by Alpha Carta, Ltd. et al (the “Alpha Carta Litigation”). Alpha Carta, Ltd. (“Alpha Carta”) alleges that Proton Green breached three promissory notes (the “Notes”), a Forbearance Agreement, and a proposed unexecuted revised Forbearance Agreement with respect to payments due on the Notes and that Proton Green owes, with an aggregate balance of principal and interest, in excess of $30,000,000 (the “AC Debt”). Other claims against the defendants include conspiracy to commit fraud, rescission, and declaratory judgment, all related to the AC Debt. Proton Green asserts, in contrast, that it reached a loan settlement agreement (“Loan Settlement Agreement”) with Alpha Carta to settle the AC Debt for $8,000,000, which has been paid. Alpha Carta denies the existence of such Loan Settlement Agreement and alleges that if such Loan Settlement Agreement does exist, it was executed fraudulently.

The Company believes that the claims asserted in the Alpha Carta Litigation have no merit and intends to vigorously defend them. The Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, and accordingly, it has not accrued any liability associated with the Alpha Carta Litigation.

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

You should carefully consider the risk factors discussed in our Annual Report on Form 10-K under the heading “Part I, Item 1A. Risk Factors,” which risks could materially affect our business, financial condition or future results. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse effect on our business, financial condition and future results or enhance the adverse impact of the risks known to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

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

On November 21, 2023, pursuant to the SPA, the Company issued a convertible promissory note to each of Kips Bay Select LP (“Kips Bay 2023 Note”) and Cyber One, LTD (“Cyber One 2023 Note”), collectively referred to as the Holders, in the principal amount of $8,000,000 to each for an aggregate principal amount of $16,000,000.

The Company failed to make the interest payments starting in December 2023, principal payments starting in January 2024, and did not file with the SEC an initial Registration Statement on Form S-1 covering the resale of all Conversion Shares and Warrant Shares (the “Resale Registration Statement”). These items resulted in Events of Default under the SPA and 2023 Convertible Notes.

The Event of Default had the following significant impacts: (i) the interest rate per annum on outstanding principal amounts increasing from 5.0% to 18.0%; (ii) a mandatory premium amount of $250,000 for every event of default that has occurred; (iii) a $240,000 payment for failure to file the Resale Registration Statement by January 5, 2024 (“Registration Delay Payments”) and on every 30-day anniversary of failure to file the Resale Registration Statement; (iv) the Registration Delay Payments bear interest at a rate of 2% per month until paid in full; and (v) the conversion price of the notes were no longer subjected to a floor price.

As of March 31, 2024, the Company owed approximately $22,000,000 to the Holders, which includes principal, interest, and default fees.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Plans/Arrangements. During the quarter ended March 31, 2024, no director or Section 16 officer of Cyber App Solutions Corp. adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

Company Name

Date: May 15, 2024	By:	/s/ Steven Looper
Steven Looper
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Kenneth Winters
Chief Financial Officer
(Principal Financial and Accounting Officer)