Form 10-Q
period 2024-06-30
Cyber App Solutions Corp.
filed 2024-08-19
CIK 1851048

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 16, 2024, the registrant had 81,155,741 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Cyber App Solutions Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$119,638	$1,248,191
Related party note receivable	25,000	25,000
Prepaid expenses and other current assets	271,431	502,330
Total current assets	416,069	1,775,521
Property, plant and equipment
Helium and CO2 properties, net (full cost method)	12,387,165	12,348,505
Other property, plant and equipment, net	1,812,006	1,854,496
Total property, plant and equipment, net	14,199,171	14,203,001
Other non-current assets
Right-of-use assets - operating leases	946,654	1,023,497
Other long-term assets	8,984	192,103
Total assets	$15,570,878	$17,194,122
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,137,537	$1,698,364
Notes payable, fair value option	18,014,033	20,082,880
Interest expense payable	3,120,427	146,667
Derivative liabilities	2,774,918	2,882,692
Short-term loan	335,000	—
Accrued expenses and other current liabilities	745,018	542,623
Operating lease liabilities - current	182,314	161,524
Total current liabilities	27,309,247	25,514,750
Long-term liabilities
Asset retirement obligations	781,410	758,373
Operating lease liabilities	767,039	865,113
Total long-term liabilities	1,548,449	1,623,486
Total liabilities	28,857,696	27,138,236
Commitments and contingencies (Note 16)

Stockholders' deficit
Common Stock, $0.001 par value, 200,000,000 and 250,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 81,074,842 shares and 80,744,354 shares issued and outstanding as of June 30,2024 and December 31, 2023, respectively	81,072	80,744
Additional paid-in capital	34,978,327	34,238,016
Accumulated deficit	(48,346,217)	(44,262,874)
Total stockholders' deficit	(13,286,818)	(9,944,114)
Total liabilities and stockholders' deficit	$15,570,878	$17,194,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyber App Solutions Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Helium revenue	$195,954	$—	$418,042	$—

Operating expenses
Depreciation, depletion, amortization and accretion	72,755	13,536	151,094	26,910
Lease and well operating expenses	49,547	189,333	103,440	202,877
Shut-in expenses	(10,872)	51,673	103,365	134,633
Gathering and processing expenses	260,143	—	516,685	—
Production taxes	6,735	—	14,368	—
General and administrative expenses	1,177,068	582,972	2,699,875	1,310,749
General and administrative expenses - related parties	15,000	2,500	30,000	37,500
Total operating expenses	1,570,376	840,014	3,618,827	1,712,669
Net loss from operations	(1,374,422)	(840,014)	(3,200,785)	(1,712,669)
Other income (expense)
Interest expense	(808,391)	(542,297)	(1,531,782)	(1,078,634)
Event of default fees	(788,320)	(1,959,785)	(1,533,760)	(3,887,724)
Interest income	6,363	1	6,363	8
Unrealized gain on fair value of notes payable	1,154,274	—	2,068,847	—
Unrealized gain on derivatives mark-to-market	38,914	185,011	107,774	185,011
Total other expense	(397,160)	(2,317,070)	(882,558)	(4,781,339)
Net loss before taxes	(1,771,582)	(3,157,084)	(4,083,343)	(6,494,008)
Income tax expense	—	—	—	—
Net loss	$(1,771,582)	$(3,157,084)	$(4,083,343)	$(6,494,008)

Loss per common share
Basic and Diluted	$(0.02)	$(0.05)	$(0.05)	$(0.10)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	80,951,591	67,805,572	80,880,494	67,296,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyber App Solutions Corp.

Condensed Consolidated Statements of Changes in Stockholders' Deficit

(Unaudited)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Stockholders' Deficit

December 31, 2022	65,828,862	$65,829	$21,885,539	$(32,515,471)	$(10,564,103)
Capital contributions	1,949,226	1,949	648,051	—	650,000
Equity financing costs	(77,969)	(78)	(25,922)	—	(26,000)
Net loss	—	—	—	(3,336,924)	(3,336,924)
March 31, 2023	67,700,119	$67,700	$22,507,668	$(35,852,395)	$(13,277,027)
Capital contributions	299,881	300	99,700	—	100,000
Net loss	—	—	—	(3,157,084)	(3,157,084)
June 30, 2023	68,000,000	$68,000	$22,607,368	$(39,009,479)	$(16,334,111)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Stockholders' Deficit

December 31, 2023	80,744,354	$80,744	$34,238,016	$(44,262,874)	$(9,944,114)
Stock compensation expense	2,424	—	3,030	—	3,030
Issuance of common stock for cash	150,087	150	187,459	—	187,609
Net loss	—	—	—	(2,311,761)	(2,311,761)
March 31, 2024	80,896,865	$80,894	$34,428,505	$(46,574,635)	$(12,065,236)
Issuance of common stock for cash	177,977	178	549,822	—	550,000
Net loss	—	—	—	(1,771,582)	(1,771,582)
June 30, 2024	81,074,842	$81,072	$34,978,327	$(48,346,217)	$(13,286,818)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyber App Solutions Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(4,083,343)	$(6,494,008)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, amortization and accretion	151,094	26,910
Stock compensation expense	3,030	—
Interest expense	1,440,000	1,078,634
Event of default fees	1,533,760	3,887,724
Amortization of lease costs	203,538	34,654
Amortization of intangible costs	14,981	14,981
Unrealized gain on fair value of notes payable	(2,068,847)	—
Unrealized gain on derivatives mark-to-market	(107,774)	(185,011)
Changes in operating assets and liabilities:
Prepaids and other current assets	220,912	(129,531)
Other long-term assets	178,125	(12,000)
Accounts payable	363,562	663,446
Accrued expenses and other liabilities	231,734	489,219
Lease liabilities	(203,978)	(39,660)
Short-term loan	85,000	—
Net cash used in operating activities	(2,038,206)	(664,642)

Cash Flows From Investing Activities
Additions to helium properties	(51,022)	—
Additions to other property, plant and equipment	(26,934)	(144,769)
Net cash used in investing activities	(77,956)	(144,769)

Cash Flows From Financing Activities
Proceeds from capital contributions	—	750,000
Proceeds from short-term loans	250,000	—
Equity issuance costs	—	(26,000)
Common stock issuance proceeds	737,609	—
Net cash provided by financing activities	987,609	724,000
Net decrease in cash and cash equivalents	(1,128,553)	(85,411)

Cash and cash equivalents, beginning of period	1,248,191	124,489
Cash and cash equivalents, end of period	$119,638	$39,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyber App Solutions Corp.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Supplemental disclosures of cash flow information
Cash paid for interest	$6,782	$—
Cash paid for taxes	$—	$—

Non-cash investing and financing activities
Change in capital accruals	$(46,271)	$1,254,559

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

The Company’s development activities require it to make significant operating and capital expenditures. Its primary sources of liquidity have been through the issuance of debt and equity. The primary uses of cash have been for the St. Johns Field Acquisition, development of the St. Johns Field, commencing production, helium plant installation, general and administrative expenses, debt service costs, and paydown of debt.

The Company’s sole helium plant in the St. Johns Field has not reached “steady state” production. CYRB has encountered significant difficulties to date at the helium plant because of mechanical issues and design limitations, resulting in inefficient operations and lower helium recovery rates, which has limited its revenues generated and led to recurring losses incurred. The Company has idled the helium plant.

The Company has a history of recurring losses from operations and had a working capital deficit as of June 30, 2024 and December 31, 2023. We have no committed capital to address our material liquidity needs over the next twelve months from the date of these condensed consolidated financial statements being issued and there is no assurance that the Company will raise the capital required. Additionally, the Company has no assurance of future profitability. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Performance Obligations

The Company's contractual performance obligations arise upon the production of gas from wells in which the Company has an ownership interest. The performance obligations are considered satisfied upon control of helium and CO2 being transferred to the customer(s) at the dedicated delivery point, which in the Company's current contract is the tailgate of the plant. The Company records revenue in the month production is delivered to the customer. Payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, there was no receivable accrued because the purchaser withheld the Company's proceeds to offset payables owed by the Company to the purchaser.

Disaggregated Revenue Information

For the three and six months ended June 30, 2024, all of the Company's revenue was from helium sales at the St. Johns Field.

Note 5 – Property, Plant and Equipment, Net

Property and equipment, net is comprised of the following:

	June 30, 2024	December 31, 2023
Land	$259,793	$259,793
Unproved helium and CO2 properties	10,161,558	10,055,182
Proved helium and CO2 properties	2,117,359	2,099,508
Less: accumulated depletion	(151,545)	(65,978)
Total helium and CO2 properties, net	12,387,165	12,348,505

Plant	1,863,901	1,863,900
Other property and equipment	51,908	51,908
Less: accumulated depreciation	(103,803)	(61,312)
Total other property, plant and equipment, net	1,812,006	1,854,496

Total property, plant and equipment, net	$14,199,171	$14,203,001

Helium and CO2 Properties

As the Company's development work progresses and the reserves on the Company's properties are proven, capitalized costs attributed to the properties and mineral interest are subject to depletion. Depletion of capitalized costs is provided using the units-of-production method based on proved helium and CO2 reserves. Depletion expense for the three months ended June 30, 2024 and 2023 was $39,905 and $0, respectively, and for the six months ended June 30, 2024 and 2023 was $85,566 and $0, respectively.

These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved helium and CO2 reserves discounted at 10%. Any costs in excess of the ceiling are written off as a non-cash expense. The Company did not record an impairment to proved helium and CO2 properties during the three and six months ended June 30, 2024 and 2023.

Costs associated with unproved properties are excluded from the amortization base until the properties are evaluated or impairment is indicated. The costs associated with unproved leasehold acreage and related seismic data, are initially excluded from the amortization base. Leasehold costs are either transferred to the amortization base with the costs of drilling and/or completing a well on the lease or are assessed at least annually for possible impairment or reduction in value. The Company’s decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involves judgment and may be subject to changes over time based on several factors, including drilling plans, availability of capital, project economics and drilling results from adjacent acreage. The Company did not record an impairment to unproved helium and CO2 properties during the three and six months ended June 30, 2024 and 2023.

Other Property, Plant and Equipment

The Company's other property, plant and equipment include a vehicle and helium plant costs. The vehicle is depreciated using the straight-line method over an estimated useful life of 5 years and the helium plant is depreciated using the straight-line method over an estimated useful life of 25 years. The Company recorded depreciation expense on vehicles during the three months ended June 30, 2024 and 2023, of $2,605, and during the six months ended June 30, 2024 and 2023 of $5,211. The Company recorded depreciation expense on the helium plant during the three months ended June 30, 2024 and 2023 of $18,640 and $0, respectively, and during the six months ended June 30, 2024 and 2023 of $37,280 and $0, respectively.

Note 6 – Fair Value Measurements

Financial Instruments

The Company’s financial instruments measured at fair value on a recurring basis consist of notes payable where the fair value option was elected, freestanding warrants and embedded conversion options that required to be bifurcated and accounted for separately as derivative financial instruments. The table below sets forth the financial instruments measured at fair value on a recurring basis, by level within the fair value hierarchy, as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Notes Payable, Fair Value Option
Convertible notes issued to Kips Bay Select, LP and Cyber One, Ltd. in November 2023	$—	$—	$18,014,033	$18,014,033
Total Notes Payable, Fair Value Option	$—	$—	$18,014,033	$18,014,033

Derivative Liabilities
Warrants	$—	$—	$2,774,918	$2,774,918
Total Derivative Liabilities	$—	$—	$2,774,918	$2,774,918

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Notes Payable, Fair Value Option
Convertible notes issued to Kips Bay Select, LP and Cyber One, Ltd. in November 2023	$—	$—	$20,082,880	$20,082,880
Total Notes Payable, Fair Value Option	$—	$—	$20,082,880	$20,082,880

Derivative Liabilities
Warrants	$—	$—	$2,882,692	$2,882,692
Total Derivative Liabilities	$—	$—	$2,882,692	$2,882,692

The table below compares the aggregate unpaid balance on the 2023 Convertible Notes (see Note 7 – Debt for defining of such terms) to the fair value option for such notes as of June 30, 2024:

Unpaid balance	Amount
Outstanding principal amount	$16,000,000
Interest expense payable	1,586,667
Mandatory premium amount	5,276,000
Unpaid balance	$22,862,667

Fair value option	Amount
Notes payable, fair value option	$18,014,033
Interest expense payable	1,586,667
Total fair value option reported	$19,600,700

As of June 30, 2024 and December 31, 2023, the Company used the Monte Carlo simulation to estimate the fair value of the notes payable and the Black-Scholes-Merton model to estimate the fair value of the warrants, which both included assumptions such as risk-free rate, volatility, and expected term. After determining the fair value of the notes payable and warrants, the Company implemented the probability-weighted expected return method (“PWERM”), which considered the probability of success and failure of the Company. Changes in any of the assumptions used in the valuation models may result in significantly higher or lower fair value measurements. The following assumptions were used to fair value the notes payable and warrants:

	June 30, 2024		December 31, 2023
	Notes Payable	Warrants	Notes Payable	Warrants
Expected volatility	32.00%	75.00%	34.00%	77.00%
Risk-free interest rate	5.47%	4.39%	5.14%	3.81%
Dividend yield	—	—	—	—
Term (years)	0.06	4.40	0.55	4.89
Success probability	15.00%	15.00%	15.00%	15.00%

A reconciliation of the Company’s Level 3 balance is as follows:

Level 3 Balance at December 31, 2023	$22,965,572
Unrealized gain recognized in earnings	(2,176,621)
Level 3 Balance at June 30, 2024	$20,788,951

For the three months ended June 30, 2024 and 2023, there was an unrealized gain $1,193,188 and $185,011, respectively, and for the six months ended June 30, 2024 and 2023, there was an unrealized gain of $2,176,621 and $185,011, respectively, on mark-to-market of the warrants and change in fair value of the notes payable recorded in the accompanying Condensed Consolidated Statement of Operations.

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

The Company did not add any asset retirement obligations during three and six months ended June 30, 2024 and 2023.

The Company measures stock-based compensation based on the fair value of the award on the date of grant. During the six months ended June 30, 2024, a member of the Company’s Board of Directors elected to receive their first quarter 2024 compensation in the form of common stock of the Company. The Company measured the fair value of the award at $3,030 based on the price per share the Company received when it sold common stock in private placements near the time of the compensation award.

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

Convertible Promissory Notes

On November 21, 2023, pursuant to the SPA, the Company issued a convertible promissory note to each of Kips Bay Select LP (“Kips Bay 2023 Note”) and Cyber One, LTD (“Cyber One 2023 Note”), collectively referred to as the Holders, in the principal amount of $8,000,000 to each for an aggregate principal amount of $16,000,000. The Kips Bay 2023 Note and the Cyber One 2023 Note are collectively referred to as the “2023 Convertible Notes”. The 2023 Convertible Notes were issued with an original issue discount of 50% and bear simple interest accruing as of November 21, 2023, at the rate of 5% per annum or 18% per annum following any Event of Default (as defined in the SPA and 2023 Convertible Notes agreements). The interest shall be computed on the basis of a 360-day year and twelve 30-day months and shall not compound. The 2023 Convertible Notes had a maturity date of July 21, 2024 (the “Maturity Date”).

The 2023 Convertible Notes were convertible (in whole or in part), at the option of the Holders, into such number of fully paid and non-assessable shares of common stock at a conversion price equal to the lower of (i) 70% of the lowest trading price of the common stock in the 15 trading days ending on the date of the delivery of the applicable conversion notice, and (ii) the Valuation Cap Price (defined as $250,000,000 subject to reduction of 10% upon each occurrence of an event of default divided by the number of shares of Common Stock on a fully diluted basis). Notwithstanding the foregoing, at any time prior to the occurrence of an Event of Default, the conversion price shall not be less than a Floor Price (defined as $100,000,000 divided by the number of shares of common stock on a fully diluted basis immediately prior to giving effect to the applicable conversion).

Pursuant to the terms and conditions of the 2023 Convertible Notes, the Company was to repay the $16,000,000 commencing on January 21, 2024 with $1,500,000 due monthly and any remaining outstanding principal due on July 21, 2024. As of June 30, 2024, the Company had made no payments on the outstanding principal and interest amounts of the 2023 Convertible Notes.

The 2023 Convertible Notes limit the Company’s ability to issue any debt, equity or equity-linked securities (including options or warrants) that are convertible into, exchangeable or exercisable for, or include the right to receive shares of the Company’s common stock and to issue any securities in a capital or debt raising transactions or series of related transactions with more favorable terms than the 2023 Convertible Notes without the consent of the Holders.

The following events constituted an Event of Default under the 2023 Convertible Notes: (i) any default in the payment of any portion of the principal or interest; (ii) failure to observe or perform material covenants; (iii) inability to convert the 2023 Convertible Notes into its common stock; (iv) failure to timely deliver shares of common stock or make payment of any fees or liquidated damages under the 2023 Convertible Notes; (v) failure to have required minimum shares of common stock authorized, reserved and available for issuance; (vi) default on any other indebtedness; (vii) apply for or consent to the appointment of or the commencement of any type of receivership or any voluntary or involuntary bankruptcy, (viii) any judgment or settlements exceeding $250,000, (ix) failure to instruct transfer agent to remove any legends from the shares of common stock; (x) the Company’s common stock no longer publicly traded or cease to be listed on the trading market; (xi) any SEC or judicial stop trade order or any restrictions on transactions in the shares of the common stock; (xii) failure to comply with reporting requirements of the 1934 Act; (xiii) failure to file timely with the SEC; (xiv) a Fundamental Transaction, as defined in the SPA, and (xv) any inaccurate representations or warranties made by the Company in any transaction documents or public filings. The 2023 Convertible Notes did not contain any financial covenants. The Company has triggered multiple Events of Default under the SPA and 2023 Convertible Notes.

The Events of Default had the following significant impacts: (i) the interest rate per annum on outstanding principal amounts increased from 5.0% to 18.0%; (ii) a Mandatory Premium Amount became due, which consists of the $16,000,000 outstanding principal amount, accrued interest, and $250,000 for every Event of Default that has occurred and reoccurred, up to the sum of the 130% of the $16,000,000 outstanding principal and accrued interest; and (iii) the conversion price of the notes were no longer subjected to Floor Price. The Mandatory Premium Amount as of June 30, 2024 was approximately $22,862,667.

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

A Filing Failure occurred on January 5, 2024 and has still not been cured as of June 30, 2024. The Company recorded $1,533,760 for Registration Delay Payments in the accompanying Condensed Consolidated Statement of Operations in Event of default fees and such amount was accrued in the accompanying Condensed Consolidated Balance Sheets in Interest expense payable as of June 30, 2024.

Short-term Borrowings

On April 12, 2024, the Company issued a short-term loan in the principal amount of $325,000, which resulted in net cash proceeds of $250,000. The loan had a maturity date of June 21, 2024. The Company used the net proceeds towards working capital. The principal amount of the loan and the $10,000 referral fee incurred to raise the capital was due and outstanding at June 30, 2024.

Interest Expense

Interest expense for the periods were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
2023 Convertible Notes interest expense	$720,000	$—	$1,440,000	$—
Interest on convertible notes extinguished in November 2023	—	542,297	—	1,078,634
Interest on short-term borrowings	85,000	—	85,000	—
Other	3,391	—	6,782	—
Total interest expense	$808,391	$542,297	$1,531,782	$1,078,634

Note 8 – Derivatives

On November 21, 2023, pursuant to the SPA (as described in Note 7 – Debt), the Company issued to each Kips Bay Select LP and Cyber One, LTD warrants to subscribe for and purchase from the Company up to 3,846,154 shares of common stock, combined 7,692,308 shares of common stock. These freestanding warrants were bifurcated and accounted for separately as derivative financial instruments. The Company used the Black-Scholes Melton pricing model to value the derivative instruments. The following table summarizes the Company’s derivative liabilities:

	June 30, 2024	December 31, 2023
Kips Bay 2023 Note - warrants	$1,387,459	$1,441,346
Cyber One 2023 Note - warrants	1,387,459	1,441,346
Total derivative liabilities	$2,774,918	$2,882,692

Because the fair value option was elected for the 2023 Convertible Notes, the initial fair value of the warrants were not presented as a discount to the face value of the 2023 Convertible Notes.

The gains and losses resulting from the mark-to-market of the bifurcated conversion options and warrants are included within “Unrealized gain on derivatives mark-to-market” in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2024 and 2023, there was a gain of $38,914 and $185,011, respectively, and for the six months ended June 30, 2024 and 2023 there was a gain of $107,774 and $185,011, respectively, on mark-to-market of the bifurcated conversion options and warrants.

Note 9 – Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligation for period below:

Asset retirement obligations - December 31, 2023	$758,373
Accretion expense	23,037
Asset retirement obligations- June 30, 2024	$781,410

Note 10 – Leases

As of June 30, 2024 and December 31, 2023, the Company had operating leases recorded on the Condensed Consolidated Balance Sheets for equipment leased at the helium plant in the St. Johns Field, office space in Houston, Texas (the “Houston Office”) and a site lease agreement in Arizona (the “Site Lease Agreement”) for storage of equipment. The helium plant equipment lease expires in March 2028, the Houston Office lease was amended in October 2023 and included an extension of the expiration date from October 2025 to January 2027 and the Site Lease Agreement expired in February 2024. All the leases had renewal options, but the Company did not recognize any of the renewal options. The Company excluded variable lease payments for operating expenses in the Houston Office and the service component of the equipment lease.

The accompanying balance sheets include leases with terms greater than 12 months at commencement. The present value of future lease payments was determined based upon the Company’s incremental borrowing rate. The table below summarizes the Company's discount rate and remaining lease term.

	June 30, 2024	June 30, 2023
Weighted-average discount rate
Operating leases	26.80%	10.00%

Weighted-average remaining lease term (years)
Operating leases	3.63	2.34

The following table presents the components of the Company’s lease expenses for the following periods.

		Three Months Ended		Six Months Ended
		June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Lease costs	Classification on our Statement of Operations
Operating lease costs	General and administrative expenses	$11,285	$15,876	$22,570	$31,751
Operating lease costs	Lease operating expenses	$—	$1,451	$968	$2,903
Operating lease costs	Gathering and processing expenses	$90,000	$—	$180,000	$—
Short-term lease costs	General and administrative expenses	$—	$2,209	$—	$4,418
Variable lease costs	Gathering and processing expenses	$60,000	$—	$120,000	$—
Variable lease costs	General and administrative expenses	$7,173	$10,770	$15,527	$21,539

Supplemental cash flow information related to leases were as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating lease - operating cash flows	$203,978	$39,660

Maturities of the Company’s operating lease liabilities included on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2024 were as follows:

Operating Leases
2024	202,308
2025	405,855
2026	407,207
2027	363,943
2028	90,000
Total minimum lease payments	1,469,313
Less: imputed interest	(519,960)
Present value of future minimum lease payments	949,353
Less current obligation under leases	(182,314)
Non-current lease obligations	$767,039

Note 11 - Warrants

On November 21, 2023, pursuant to the SPA (as described in Note 7 – Debt), the Company issued to each Kips Bay Select LP and Cyber One, LTD warrants to subscribe for and purchase from the Company up to 3,846,154 shares of common stock, collectively 7,692,308 shares of common stock, at an exercise price equal to the lower of: (i) $3.12 per share and (ii) the Valuation Cap Price. The warrants are exercisable from November 21, 2023 and expire on November 21, 2028. In case of a registration (as defined in the Registration Rights Agreement), the warrants may be exercised, in whole or in part, at such time by means of a “cashless exercise” on terms and conditions provided in the warrants. The Valuation Cap Price means the price per share of common stock calculated by dividing $250,000,000 by the number of shares of Common Stock on a fully diluted basis immediately prior to giving effect to the applicable exercise under this Warrant, subject to adjustment as provided therein. As of June 30, 2024 and December 31, 2023, 7,692,308 warrants were outstanding and exercisable.

All warrants noted above were separated from their respective debt instruments and fair valued at each reporting period. See fair value disclosures in Note 6 - Fair Value Measurements.

Note 12 – Stockholders' Deficit

Common Stock

As of June 30, 2024 and December 31, 2023, the Company's authorized capital consists of 200,000,000 and 250,000,000, respectively, shares of common stock with a par value of $0.001 per share, and 50,000,000 and zero, respectively, shares of preferred stock with a par value of $0.001 per share. The Company has one class of common stock. As of June 30, 2024, no shares of preferred stock had been designated.

During the six months ended June 30, 2024, the Company issued 328,064 shares of common stock in private placements for proceeds of $737,609.

In May 2024, the Board and majority shareholders of the Company approved the Company’s Long-Term Incentive Plan (the “2024 LTIP”) and reserved 10,000,000 shares of common stock for the 2024 LTIP.

Stock Based Compensation

During the six months ended June 30, 2024, the Company issued 2,424 shares of common stock to a member of the Board of Directors at their election for their first quarter of 2024 compensation as opposed to their cash retainer. The compensation expense for the award totaled $3,030 and was estimated using a fair value of $1.25 per share. The fair value per share was based on the price the Company received when it sold common stock in private placements. The expense was recorded to General and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.

Conversion Features

The Holders of the 2023 Convertible Notes have the right to convert all or part of their outstanding principal amount to shares of common stock. See Note 7 – Debt for the conversion price and adjustments.

Common Stock Reserved

As of June 30, 2024, the Company reserved 41,191,116 shares of common stock for issuance upon conversion of the 2023 Convertible Notes and exercise of Warrants, 10,842,453 shares of common stock for certain indemnified transfers of common stock at the stock transfer agent, and 10,000,000 shares of common stock for the Company’s 2024 LTIP.

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

For the three and six months ended June 30, 2023, the numerator of basic net loss per share is the net loss of the accounting acquirer attributable to common stockholders for the comparative reporting periods. The denominator of basic net loss per share is weighted average number of common shares of the accounting acquirer outstanding pre-acquisition, multiplied by the exchange ratio.

The following table sets forth the computation of basic and diluted net loss per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(1,771,582)	$(3,157,084)	$(4,083,343)	$(6,494,008)
Denominator:
Weighted average common stock outstanding - Basic and Diluted	80,951,591	67,805,572	80,880,494	67,296,655
Net loss per share of common stock outstanding - Basic and Diluted	$(0.02)	$(0.05)	$(0.05)	$(0.10)

As the Company was in a net loss position for all periods presented, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore are excluded from the calculation of diluted weighted average shares outstanding. This results in the calculation of weighted average shares outstanding to be the same for basic and diluted earnings per share.

For the three and six months ended June 30, 2024 and 2023, the Company had outstanding warrants to purchase shares of common stock and debt instruments convertible into common stock. There would be 62,578,779 and 7,154,069 shares of additional common stock at June 30, 2024 and 2023, respectively, related to the possible exercise of outstanding warrants and conversion of the debt instruments.

Note 14 – Income Taxes

The Company is a C corporation and is subject to U.S. federal income tax and state and local income taxes.

The Company’s effective tax rate for the three and six months ended June 30, 2024 and 2023 was 0%. As of June 30, 2024, the Company has U.S. net operating loss (“NOLs”) carryforwards of $5,232,695 to offset taxable income, if any, in future years. Federal NOLs generated in 2023 and 2024 may be carried forward indefinitely. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized. Tax periods for all fiscal years after 2021 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

As of June 30, 2024, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements.

Note 15 – Transactions with Related Parties

Consulting Arrangements

The Company had advisory consulting agreements with TPG Commercial Finance, an entity in which Jim Culver, a principal owner of either directly or indirectly more than 10% of the Company’s common stock, is the President/Owner. For the three months ended June 30, 2024 and 2023, the Company did not incur any costs and for the six months ended June 30, 2024 and 2023 the Company incurred costs of $0 and $20,000, respectively. The costs were recorded in the Consolidated Statements of Operations to “General and administrative expenses – related parties”.

The Company received human resource services from an immediate family member of a named executive officer. For the three months ended June 30, 2024 and 2023, the Company incurred $15,000 and $2,500, respectively, and for the six months ended June 30, 2024 and 2023, the Company incurred costs of $30,000 and $17,500, respectively, in fees related to Human Resource services. These costs were recorded in the Condensed Consolidated Statements of Operations to “General and administrative expenses – related parties”.

Related Party Note Receivable

In September 2022, the Company loaned $25,000 to VVC Resources, an entity in which Jim Culver, a principal owner of either directly or indirectly more than 10% of the Company’s common stock, is the President and CEO. The loan bore interest at zero percent. There was no stated maturity date for the loan. As of June 30, 2024 and December 31, 2023, the related party note receivable had a balance of $25,000.

Co-Tenancy Arrangement

In October 2023, the Board approved a co-tenancy arrangement whereby we expanded the leased space in our Houston office and share the expanded space with Pantheon Resources, PLC, an entity where our Chairman of the Board of Directors, David Hobbs, serves as Executive Chairman. We share equally the costs of the lease and office supplies.

Note 16 – Commitments and Contingencies

Commitments

As of June 30, 2024, all of the assets of the Company have been pledged as collateral for the 2023 Convertible Notes.

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

Note 17 – Subsequent Events

Common Stock Issuances

Subsequent to June 30, 2024, the Company issued 80,899 shares of common stock in private placements for proceeds of $250,000.

Series A Preferred Stock

On August 8, 2024, the Company entered into that certain Series A Preferred Stock Purchase Agreement (the “Series A Preferred Stock Purchase Agreement”), pursuant to which the Company agreed to issue and sell 8,300 shares of the Company’s 10.0% Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) for an aggregate purchase price of $8,000,000 (such offering, the “Series A Preferred Stock Offering”).

Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors (the “Board”) of the Company, cumulative dividends in-kind, at a rate of 10.000% per annum on the $1,000 liquidation preference per share of Series A Preferred Stock, payable annually in arrears, commencing on August 8, 2025.

The shares of Series A Preferred Stock are convertible into common stock of the Company: (a) in whole or in part, on any date at the option of the holders, (b) in full, automatically in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act, resulting in gross proceeds to the Corporation of at least $40.0 million or (c) in full, automatically at the close of the first Trading Day (“Common Stock Uplisting Conversion Date”) upon a Common Stock Uplisting. Trading Day means any day on which the Trading Market of our common stock is open for trading. Common Stock Uplisting means the listing for and commencement of trading of the common stock on a Trading Market. Trading Market means any of the following markets or exchanges on which our common stock is listed or quoted for trading on the date in question: the Nasdaq Global Select Market, the Nasdaq Global Market, the Nasdaq Capital Market, the New York Stock Exchange, NYSE Amex or any other National Securities Exchange (as defined in the Exchange Act) (or any successors to any of the foregoing).

The shares of Series A Preferred Stock are convertible into common stock of the Company at a conversion price of $4.84 (the “Conversion Price”). In the event the closing price of our common stock closes on the Common Stock Uplisting Conversion Date at a price below the Conversion Price, the Conversion Price shall be reduced to equal the closing price of the Common Stock on the Common Stock Uplisting Conversion Date. Notwithstanding the forgoing or any other provision of the Certificate of Designation, the Conversion Price shall be no less than $3.02 per share.

If the Series A Preferred Stock does not convert into the Company’s common stock based on the conversion features within two (2) years from the effective date of the Series A Preferred Stock Purchase Agreement, the Company is required to redeem the Series A Preferred Stock, which shall include accumulated in-kind dividends, at the $1,000 liquidation preference per share of Series A Preferred Stock.

Proceeds were used to paydown $4,000,000 on the 2023 Convertible Notes and the remainder will be used to partially fund the equipment at our next planned CO2/helium plant and to partially fund general and administrative expenses.

Helium Plant Master Service Agreement and Helium Purchase Agreement (the “Agreements”)

The Company’s sole helium plant is in the St. Johns Field. In June 2024, the Company idled the helium plant and in July 2024 sent a termination letter to the contractor that the helium plant is leased from and operated by to cancel the Agreements. The contractor questioned the validity of the termination and proposed evaluation of strategies that may allow the Company to restart the helium plant and generate sufficient cash flows to cover the helium plant operating costs.

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

Production of helium goes back to 1900s. Since that time, the industry has experienced four notable periods of shortage between 2006 and today, with helium production currently experiencing a shortage started in 2022 driven by the increased demand from growing industries and technologies and decreased production. Decreased production is partially attributable to the US government, one of the world’s largest and most dependable suppliers of helium, selling off its national helium reserve located near the Hugoton-Panhandle field that spans across Texas, Oklahoma, and Kansas and sanctions imposed on Russian exports. The demand for helium was estimated at 5.9 billion cubic feet (Bcf) for 2023 and expected to increase to about 8 Bcf by 20301. The United States has been a leading producer of helium2 and currently holds roughly 40% of the global production market share, which is expected to decrease to about 30% by year 2030. The next leading producers of helium have been Russia, Algeria and Qatar.

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

1	https://www.gasworld.com/feature/the-2023-worldwide-helium-market/2128890.article/; https://www.sciencedirect.com/science/article/abs/pii/B9780128233771501531
2	https://www.usgs.gov/news/national-news-release/usgs-seeks-public-comment-helium-supply-risk
3	https://www.grandviewresearch.com/industry-analysis/us-carbon-dioxide-market-report

U.S. Department of Energy Program

In August 2023, we received notice regarding a potential financial award from the U.S. Department of Energy (“DoE”) that we, as a member of a consortium of companies, which includes us, Black & Veatch, Carbon Collect, CarbonCapture, Carbon Solutions, Arizona State University, University of New Mexico, University of Utah, Tallgrass, and the Arizona Geological Survey, had been selected to receive an approximately $11,600,000 grant for plans to develop the Southwest Regional Direct Air Capture (“DAC”) Hub to advance the design of a regional DAC hub. The program aims to expedite the deployment of a nationwide network of large-scale DAC CO2 removal sites to address legacy CO2 pollution and complement rapid emission reduction in the region. We will work alongside our consortium partners to develop a storage field development plan to securely sequester CO2 captured from the atmosphere into our St. Johns Field basin. Under the program, we expect that we will receive reimbursement for certain overhead fees incurred. The negotiations of the DoE award are ongoing. We are uncertain of when negotiations will be finalized.

Segment Information

We manage our business globally within one reportable segment, which is consistent with how our management reviews the business, prioritizes investment and resource allocation decisions and assesses operating performance.

Fair Value Measurement

Our financial instruments measured at fair value on a recurring basis consist of convertible promissory notes issued on November 21, 2023 (the “2023 Convertible Notes”) and the freestanding warrants issued along with the 2023 Convertible Notes. We use significant unobservable inputs (Level 3) to measure the fair value of the instruments. For the three months ended June 30, 2024 and 2023, there was an unrealized gain $1,193,188 and $185,011, respectively, and for the six months ended June 30, 2024 and 2023, there was an unrealized gain of $2,176,621 and $185,011, respectively, on mark-to-market of the warrants and change in fair value of the notes payable recorded in the accompanying Condensed Consolidated Statement of Operations.

Results of Operations and Financial Condition

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	For the Three Months Ended
	June 30,		Change
	2024	2023	$	%
Helium revenue	$195,954	$—	$195,954	100%

Operating expenses
Depreciation, depletion, amortization and accretion	72,755	13,536	59,219	437%
Lease and well operating expenses	49,547	189,333	(139,786)	-74%
Shut-in expenses	(10,872)	51,673	(62,545)	-121%
Gathering and processing expenses	260,143	—	260,143	100%
Production taxes	6,735	—	6,735	100%
General and administrative expenses	1,177,068	582,972	594,096	102%
General and administrative expenses - related parties	15,000	2,500	12,500	500%
Total operating expenses	1,570,376	840,014	730,362	87%
Net loss from operations	(1,374,422)	(840,014)	(534,408)	64%
Other income (expense)
Interest expense	(808,391)	(542,297)	(266,094)	49%
Event of default fees	(788,320)	(1,959,785)	1,171,465	-60%
Interest income	6,363	1	6,362	636200%
Unrealized gain on fair value of notes payable	1,154,274	—	1,154,274	100%
Unrealized gain on derivatives mark-to-market	38,914	185,011	(146,097)	-79%
Total other expense	(397,160)	(2,317,070)	1,919,910	-83%
Net loss	$(1,771,582)	$(3,157,084)	$1,385,502	-44%

Revenue

Helium revenue. For the three months ended June 30, 2024 and 2023, helium revenue was $195,954 and $0, respectively. The 100% increase in helium revenues was due to the completion and startup of our first helium plant in the St. Johns Field during the third quarter of 2023. We sold approximately 402 thousand cubic feet of helium during the three months ended June 30, 2024 compared to none during the three months ended June 30, 2023.

Operating Expenses

Depreciation, depletion, amortization and accretion. For the three months ended June 30, 2024 and 2023, depreciation, depletion, amortization and accretion was $72,755 and $13,536, respectively. The 437% increase in depreciation, depletion, amortization and accretion primarily relates to depreciation on the gas processing plant costs in the amount of $18,640 that began production during the third quarter of 2023 and depletion expense in the amount of $39,905, which began in the third quarter of 2023 with the startup of production at our first well. Similar costs were not incurred during the three months ended June 30, 2023.

Lease and well operating expenses. For the three months ended June 30, 2024 and 2023, lease and well operating expenses were $49,547 and $189,333, respectively. The 74% decrease is primarily due to contractor fees of approximately $184,695 incurred to commission and startup our helium plant during the three months ended June 30, 2023. The decrease was partially offset by $34,695 of compression costs and $7,700 of lease operators fees incurred during the three months ended June 30, 2024.

Shut-in expenses. For the three months ended June 30, 2024 and 2023, shut-in expenses were a gain of $10,872 and expense of $51,673, respectively. The 121% decrease in shut-in expenses was due to the reversal of an accrual in the amount of $62,556 during the three months ended June 30, 2024 with no actuals offsetting the reversal. It was determined that we did not owe a shut-in royalty to one of our significant mineral lease owners.

Gathering and processing expenses. For the three months ended June 30, 2024 and 2023, gathering and processing expenses were $260,143 and $0, respectively. Gathering and processing expenses are the cost incurred to operate the helium plant. The 100% increase is because we commenced production of helium during the third quarter of 2023 and were producing for the three months ended June 30, 2024 compared to no production during the same period in 2023. The increase was primarily due to an increase of $90,000 related to the amortization of leased equipment recorded in right-of-use assets, $111,281 for electricity to power the equipment at the plant, and $60,000 related to labor and maintenance at the helium plant.

Production taxes. For the three months ended June 30, 2024 and 2023, production taxes were $6,735 and $0, respectively. The 100% increase is because we commenced production of helium during the third quarter of 2023 and were producing for the three months ended June 30, 2024 compared to no production during the same period in 2023. We expect production taxes to be approximately 3.437% of helium revenues.

General and administrative expenses. For the three months ended June 30, 2024 and 2023, general and administrative expenses were $1,177,068 and $582,972, respectively. The 102% increase in general and administrative expenses for the three months ended June 30, 2024 compared to the same period in 2023 is primarily due to an increase in professional fees such as legal and accounting, an increase in headcount to operate as a public company, and other costs required to operate as a public company. Note that our wholly owned subsidiary, Proton Green, LLC, was considered the accounting acquirer in our reverse asset acquisition in July 2023 resulting in Proton Green, LLC's historical financial statements being presented for the three months ended June 30 2023, which did not include increased professional fees for compliance as a public company. The increase was primarily due to an increase of $114,286 related to audit fees and accounting and legal professionals to prepare and/or review our SEC filings, $125,051 in payroll and payroll related costs due to an increase in full-time employees, $83,600 for Board of Director fees, and $65,873 in insurance primarily for adding a Directors & Officers policy. We also recorded a contingent liability in the amount of $135,000 during the three months ended June 30, 2024 for a pending legal matter. The remaining increase was for office supplies and equipment, travel, filing fees, and other overhead costs.

General and administrative expenses - related parties. For the three months ended June 30, 2024 and 2023, general and administrative expenses - related parties were $15,000 and $2,500, respectively. The 500% increase, as detailed in Note 15 - Transactions with Related Parties, was primarily due to an decrease in human resource services from an immediate family member of a named executive officer.

Other income (expense)

Interest expense. For the three months ended June 30, 2024 and 2023, interest expense was $808,391 and $542,297, respectively. The 49% increase in interest expense for three months ended June 30, 2024 compared to the same period in 2023 is due to an increase of $177,703 of interest on our outstanding convertible notes, primarily related to an increase in principal balance outstanding during the three months ended June 30, 2024 compared to the same period in 2023, $85,000 of interest incurred on our short-term loan and $3,391 of interest on our financed insurance premium.

Event of default fees. For the three months ended June 30, 2024 and 2023, event of default fees were $788,320 and $1,959,785, respectively. We had outstanding convertible notes in default during both periods. The 60% decrease is due to the Company’s convertible notes outstanding during the three months ended June 30, 2024 having lower default fees compared to the default fees incurred on the convertible notes outstanding during the three months ended June 30, 2023.

Unrealized gain on fair value of notes payable. For the three months ended June 30, 2024 and 2023, unrealized gain on fair value of notes payable was $1,154,274 and $0, respectively. The Company elected the fair value option on the 2023 Convertible Notes and such notes were still outstanding during the three months ended June 30, 2024. There were no notes outstanding during the three months ended June 30, 2023 with the fair value option elected.

Unrealized gain on derivatives mark-to-market. For the three months ended June 30, 2024 and 2023, unrealized gain on derivatives mark-to-market was $38,914 and $185,011, respectively. Our notes payable contained conversion features and warrants that were embedded derivatives that required bifurcation. This balance represents the change in fair value of the conversion features and warrants.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	For the Six Months Ended
	June 30,		Change
	2024	2023	$	%
Helium revenue	$418,042	$—	$418,042	100%

Operating expenses
Depreciation, depletion, amortization and accretion	151,094	26,910	124,184	461%
Lease and well operating expenses	103,440	202,877	(99,437)	-49%
Shut-in expenses	103,365	134,633	(31,268)	-23%
Gathering and processing expenses	516,685	—	516,685	100%
Production taxes	14,368	—	14,368	100%
General and administrative expenses	2,699,875	1,310,749	1,389,126	106%
General and administrative expenses - related parties	30,000	37,500	(7,500)	-20%
Total operating expenses	3,618,827	1,712,669	1,906,158	111%
Net loss from operations	(3,200,785)	(1,712,669)	(1,488,116)	87%
Other income (expense)
Interest expense	(1,531,782)	(1,078,634)	(453,148)	42%
Event of default fees	(1,533,760)	(3,887,724)	2,353,964	-61%
Interest income	6,363	8	6,355	79438%
Unrealized gain on fair value of notes payable	2,068,847	—	2,068,847	100%
Unrealized gain on derivatives mark-to-market	107,774	185,011	(77,237)	-42%
Total other expense	(882,558)	(4,781,339)	3,898,781	-82%
Net loss	$(4,083,343)	$(6,494,008)	$2,410,665	-37%

Revenue

Helium revenue. For the six months ended June 30, 2024 and 2023, helium revenue was $418,042 and $0, respectively. The 100% increase in helium revenues was due to the completion and startup of our first helium plant in the St. Johns Field during the third quarter of 2023. We sold approximately 861 thousand cubic feet of helium during the six months ended June 30, 2024 compared to none during the six months ended June 30, 2023.

Operating Expenses

Depreciation, depletion, amortization and accretion. For the six months ended June 30, 2024 and 2023, depreciation, depletion, amortization and accretion was $151,094 and $26,910, respectively. The 461% increase in depreciation, depletion, amortization and accretion primarily relates to depreciation on the gas processing plant costs in the amount of $37,280 that began production during the third quarter of 2023 and depletion expense in the amount of $85,566, which began in the third quarter of 2023 with the startup of production at our first well. Similar costs were not incurred during the six months ended June 30, 2023.

Lease and well operating expenses. For the six months ended June 30, 2024 and 2023, lease and well operating expenses were $103,440 and $202,877, respectively. The 49% decrease is primarily due to contractor fees of approximately $192,529 incurred to commission and startup our helium plant during the three months ended June 30, 2023. The decrease was partially offset by $69,389 of compression costs and $16,700 of lease operators fees incurred during the six months ended June 30, 2024.

Shut-in expenses. For the six months ended June 30, 2024 and 2023, shut-in expenses were $103,365 and $134,633, respectively. The 23% decrease in shut-in expenses was due to a significant mineral lease owner being paid a shut-in royalty in 2022 that finished amortizing in January 2023 and such shut-in royalty was not required to be paid subsequently.

Gathering and processing expenses. For the six months ended June 30, 2024 and 2023, gathering and processing expenses were $516,685 and $0, respectively. Gathering and processing expenses are the cost incurred to operate the helium plant. The 100% increase is because we commenced production of helium during the third quarter of 2023 and were producing for the six months ended June 30, 2024 compared to no production during the same period in 2023. The increase was primarily due to an increase of $180,000 related to the amortization of leased equipment recorded in right-of-use assets, $217,824 for electricity to power the equipment at the plant, and $120,000 related to labor and maintenance at the helium plant.

Production taxes. For the six months ended June 30, 2024 and 2023, production taxes were $14,368 and $0, respectively. The 100% increase is because we commenced production of helium during the third quarter of 2023 and were producing for the six months ended

June 30, 2024 compared to no production during the same period in 2023. We expect production taxes to be approximately 3.437% of helium revenues.

General and administrative expenses. For the six months ended June 30, 2024 and 2023, general and administrative expenses were $2,699,875 and $1,310,749, respectively. The 106% increase in general and administrative expenses for the six months ended June 30, 2024 compared to the same period in 2023 is primarily due to an increase in professional fees such as legal and accounting, an increase in headcount to operate as a public company, and other costs required to operate as a public company. Note that our wholly owned subsidiary, Proton Green, LLC, was considered the accounting acquirer in our reverse asset acquisition in July 2023 resulting in Proton Green, LLC's historical financial statements being presented for the six months ended June 30 2023, which did not include increased professional fees for compliance as a public company. The increase was primarily due to an increase of $557,601 related to audit fees and accounting and legal professionals to prepare and/or review our SEC filings, $241,889 in payroll and payroll related costs due to an increase in full-time employees, $161,630 for Board of Director fees, and $128,411 in insurance primarily for adding a Directors & Officers policy. We also recorded a contingent liability in the amount of $135,000 during the six months ended June 30, 2024 for a pending legal matter. The remaining increase was for office supplies and equipment, travel, filing fees, and other overhead costs.

General and administrative expenses - related parties. For the six months ended June 30, 2024 and 2023, general and administrative expenses - related parties were $30,000 and $37,500, respectively. The 20% decrease, as detailed in Note 15 - Transactions with Related Parties, was primarily due to a decrease of $20,000 in advisory consulting fees with TPG Commercial Finance, an entity in which Jim Culver, a principal owner of either directly or indirectly more than 10% of the Company’s common stock, is the President/Owner, partially offset by an increase of $12,500 in human resource services from an immediate family member of a named executive officer.

Other income (expense)

Interest expense. For the six months ended June 30, 2024 and 2023, interest expense was $1,531,782 and $1,078,634, respectively. The 42% increase in interest expense for three months ended March 31, 2024 compared to the same period in 2023 is due to an increase of $361,366 of interest on our outstanding convertible notes, primarily related to an increase in principal balance outstanding during the six months ended June 30, 2024 compared to the same period in 2023, $85,000 of interest incurred on our short-term loan and $6,782 of interest on our financed insurance premium.

Event of default fees. For the six months ended June 30, 2024 and 2023, event of default fees were $1,533,760 and $3,887,724, respectively. We had outstanding convertible notes in default during both periods. The 61% decrease is due to the Company’s convertible notes outstanding during the six months ended June 30, 2024 having lower default fees compared to the default fees incurred on the convertible notes outstanding during the six months ended June 30, 2023.

Unrealized gain on fair value of notes payable. For the six months ended June 30, 2024 and 2023, unrealized gain on fair value of notes payable was $2,068,847 and $0, respectively. The Company elected the fair value option on the 2023 Convertible Notes and such notes were still outstanding during the six months ended June 30, 2024. There were no notes outstanding during the six months ended June 30, 2023 with the fair value option elected.

Unrealized gain on derivatives mark-to-market. For the six months ended June 30, 2024 and 2023, unrealized gain on derivatives mark-to-market was $107,774 and $185,011, respectively. Our notes payable contained conversion features and warrants that were embedded derivatives that required bifurcation. This balance represents the change in fair value of the conversion features and warrants.

Income Taxes

Income taxes have been accounted for in accordance with ASC 740, “Accounting for Income Taxes”. We are subject to income taxes in the United States and the State of Arizona. At June 30, 2024 and December 31, 2023, we had a full valuation allowance against all of our deferred tax assets, including our NOLs. The factors assumed to make the full valuation allowance includes that we have disclosed in Note 3 – Liquidity that we have significant doubt about our ability to continue as a going concern and we have a history of pretax operating losses.

Contractual Obligations, Commitments, and Contingencies

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

We were served a lawsuit on May 2, 2024, in which we were named as one of several defendants in a complaint filed in the Federal District Court of the Northern District of Illinois, Eastern Division by Alpha Carta, Ltd. et al (the “Alpha Carta Litigation”). Alpha Carta, Ltd. (“Alpha Carta”) alleges that Proton Green breached three promissory notes (the “Notes”), a Forbearance Agreement, and a proposed unexecuted revised Forbearance Agreement with respect to payments due on the Notes and that Proton Green owes, with an aggregate balance of principal and interest, in excess of $30,000,000 (the “AC Debt”). Other claims against the defendants include conspiracy to commit fraud, rescission, and declaratory judgment, all related to the AC Debt. We assert, in contrast, that we reached a loan settlement agreement (“Loan Settlement Agreement”) with Alpha Carta to settle the AC Debt for $8,000,000, which has been paid. Alpha Carta denies the existence of such Loan Settlement Agreement and alleges that if such Loan Settlement Agreement does exist, it was executed fraudulently.

We believe that the claims asserted in the Alpha Carta Litigation have no merit and intends to vigorously defend them. We are unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, and accordingly, we have not accrued any liability associated with the Alpha Carta Litigation.

Company assets. As of June 30, 2024, all of the assets of the Company have been pledged as collateral for the 2023 Convertible Notes.

Liquidity and Capital Resources

Since inception, we have generated significant losses. As of June 30, 2024, we had an accumulated deficit of $48,346,217. We have only generated limited revenue to date. Our primary sources of capital have been through proceeds from the issuance of debt and equity. The primary uses of capital to date has been for the acquisition of our mineral leases in the St. Johns Field, which gave us operating control over approximately 170,000 acres in Apache County, Arizona, development of the St. Johns Field, paying debt service costs, start-up and operating costs in the St. Johns Field, helium plant installation and funding corporate overhead.

We define working capital as current assets less current liabilities. At June 30, 2024 and December 31, 2023, we had a working capital deficit of $26,893,178 and $23,739,229, respectively. The deficits were primarily due to the amounts outstanding under our notes, as they are classified as current liabilities, and the fair value of outstanding warrants.

As of August 16, 2024, we had cash on hand of $3,221,304. Our material liquidity needs over the next twelve months consist of the following:

•
On November 21, 2023, we issued the 2023 Convertible Notes to each of two investors, with an aggregate principal amount of $16,000,000, with interest at a rate of 5% per annum due monthly and monthly repayments of $1,500,000 starting from January 21, 2024 and remaining outstanding balance due on July 21, 2024. See Note 8 – Debt, for more details. We have not made interest and principal payments and are in default on the convertible promissory notes. The default increased the interest rate to 18% per annum. As of June 30, 2024, we owed $22,862,667 on the 2023 Convertibles Notes, including principal, interest, and default fees. We believe we can negotiate a settlement of the 2023 Convertible Notes at an amount less than owed.
•
Funding outstanding accounts payable balances and corporate overhead, which we expect to be approximately $5.5 million to $6.5 million.
•
Our sole helium plant in the St. Johns Field has not reached “steady state” production. We have encountered significant difficulties to date at the helium plant because of mechanical issues and design limitations, resulting in inefficient operations and lower helium recovery rates, which has limited our revenues generated and led to recurring losses incurred. In June 2024, we idled the helium plant and in July 2024 sent a termination letter to the contractor that the helium plant is leased from and operated by to cancel the Master Service Agreement and Helium Purchase Agreement we have with the contractor. The contractor questioned the validity of the termination and proposed evaluation of strategies that may allow us to restart the helium plant and generate sufficient cash flows to cover the helium plant operating costs. Way may continue to incur costs of $50,000 per month through April 2028 for leased equipment. More details on the leased equipment are below in the Helium Recovery Unit section of Contractual Obligations and Commitments. In addition, we anticipate shut-in royalties would be approximately $250,000.

On August 8, 2024, we entered into that certain Series A Preferred Stock Purchase Agreement (the “Series A Preferred Stock Purchase Agreement”), pursuant to which we agreed to issue and sell 8,300 shares of the Company’s 10.0% Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) for an aggregate purchase price of $8,000,000 (such offering, the “Series A Preferred Stock Offering”). Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company, cumulative dividends in-kind, at a rate of 10.000% per annum on the $1,000 liquidation preference per share of Series A Preferred Stock, payable annually in arrears, commencing on August 8, 2025. If the Series A Preferred Stock does not convert into our common stock based on the conversion features within two (2) years from the effective date of the Series A Preferred Stock Purchase Agreement, the Company is required to redeem the Series A Preferred Stock, which shall include accumulated in-kind dividends, at the $1,000 liquidation preference per share of Series A Preferred Stock. Proceeds were used to paydown $4,000,000 on our convertible promissory notes and the remainder will be used to partially fund the equipment at our next planned CO2/helium plant and to partially fund general and administrative expenses.

We plan to issue additional shares of our Series A Preferred Stock under the Series A Preferred Stock Purchase Agreement. We have no committed capital to address our material liquidity needs over the next twelve months from the date of these condensed consolidated financial statements being issued. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements included in this report have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.

Our plan is to focus on plant designs that will allow us to continue developing our helium reserves while also developing our CO2 reserves. We have front-end engineering design studies underway for our plants. We expect that our next significant capital outlay will be to install a plant at the St. Johns Field that is capable of producing 100 thousand cubic feet per day of helium and 1,000 tons per day of liquid CO2. Our estimate of the cost for the plant design, equipment, construction and drilling wells is approximately $28,000,000 to $30,000,000. Thereafter, we plan to continue adding plants of similar design and drilling wells needed to meet the plant capacity.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the period indicated:

	For the Six Months Ended
	June 30,
	2024	2023
Net cash provided by (used in):	(unaudited)
Operating activities	(2,038,206)	(664,642)
Investing activities	(77,956)	(144,769)
Financing activities	987,609	724,000

Operating activities. There was an increase in cash used in operating activities of $1,373,564 for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to an increase in general and administrative expenses.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2024 and 2023 related to capital expenditures at the St. Johns Field for equipment at the helium plant and wellhead.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2024 consisted of cash proceeds of $737,609 from the issuance of our common stock and $250,000 from short-term borrowings. Net cash provided by financing activities for the six months ended June 30, 2023 consisted of cash proceeds of $724,000, net of issuance costs, from the issuance of our common stock.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance arrangements or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of June 30, 2024, our disclosure controls and procedures were not effective as a result of a material weaknesses identified during the year ended December 31, 2023 that we are in the process of remediating. The material weaknesses related to the lack of completeness over the population of leases for ASC 842 booking and disclosures, lack of communication and retention of legal documents and lack of review and management oversight, which led to the incorrect application of generally accepted accounting principles and ineffective controls over the financial statement close and reporting processes.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date	Title	Amount	Aggregate Proceeds	Class of Person
5/17/2024	Common Stock	64,718	$200,000	Investors	[1]
5/21/2024	Common Stock	16,180	50,000	Investors	[1]
6/3/2024	Common Stock	16,180	50,000	Investors	[1]
6/12/2024	Common Stock	19,416	60,000	Investors	[1]
6/13/2024	Common Stock	24,270	75,000	Investors	[1]
6/21/2024	Common Stock	4,854	15,000	Investors	[1]
6/28/2024	Common Stock	32,359	100,000	Investors	[1]
7/30/2024	Common Stock	32,359	100,000	Investors	[1]
8/2/2024	Common Stock	16,180	50,000	Investors	[1]
8/6/2024	Common Stock	16,180	50,000	Investors	[1]
8/9/2024	Common Stock	16,180	50,000	Investors	[1]
Total		258,876	$800,000

[1] The Company entered into various Subscription Agreements with Investors for the issuance of an aggregate of 258,876 shares of Common Stock at a price $3.09 per share, par value $0.001. The Company used the net proceeds from the funds received to fund its helium and CO2 operations and for other customary general corporate purposes. The Investors will not sell, assign, pledge, give, transfer or otherwise dispose of the Common Stock, or any interest therein, or make any offer or attempt to do any of the foregoing, except pursuant to a registration of such securities under the Securities Act of 1933, as amended (the “Securities Act”), and all applicable state securities laws or in a transaction which is exempt from the registration provisions of the Act and all applicable state securities laws.

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

As of June 30, 2024, the Company owed $22,862,667 to the Holders, which includes principal, interest, and default fees.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Plans/Arrangements. During the quarter ended June 30, 2024, no director or Section 16 officer of Cyber App Solutions Corp. adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

On May 14, 2024, the Board of Directors (the "Board") of Cyber App Solutions Corp. (the “Company”) approved an amendment to Article II of the Company's Bylaws (the “Bylaws”) to provide that the Company may hold an annual meeting of shareholders on a date and time determined by the Board. The amendment became effective as of May 14, 2024. The amended Bylaws of the Company are filed herewith as Exhibit 3.3 and are incorporated herein by reference.

On June 24, 2024, the Company filed a certificate of amendment to its articles of incorporation pursuant to which the company’s capital stock was amended to include 200 million authorized shares of common stock and 50 million authorized shares of preferred stock. The certificate of amendment of the articles of incorporation of the Company are filed herewith as Exhibit 3.2 and are incorporated herein by reference.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1	Articles of Incorporation of the Company ((incorporated by reference from the Annual Report on Form 10K filed with the U.S Securities and Exchange Commission on April 2, 2024.)
3.2*	Certificate of Amendment to the Articles of Incorporation
3.3	Amendment to Bylaws of the Company, effective as of May 14, 2024 (incorporated by reference from the current report on Form 8K filed with the U.S Securities and Exchange Commission on May 14, 2024.)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 19, 2024	By:	/s/ Steven Looper
Steven Looper
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2024	By:	/s/ Kenneth Winters
Chief Financial Officer
(Principal Financial and Accounting Officer)