Form 10-Q
period 2024-09-30
Cyber App Solutions Corp.
filed 2024-11-19
CIK 1851048

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 15, 2024, the registrant had 95,819,047 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Cyber App Solutions Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,819,650	$1,248,191
Related party note receivable	25,000	25,000
Prepaid expenses and other current assets	522,775	502,330
Total current assets	2,367,425	1,775,521
Property, plant and equipment
Helium and CO2 properties, net (full cost method)	12,409,719	12,348,505
Other property, plant and equipment, net	1,790,761	1,854,496
Total property, plant and equipment, net	14,200,480	14,203,001
Other non-current assets
Right-of-use assets - operating leases	905,739	1,023,497
Other long-term assets	8,984	192,103
Total assets	$17,482,628	$17,194,122
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,021,420	$1,698,364
Notes payable, fair value option	18,981,437	20,082,880
Interest expense payable	113,072	146,667
Derivative liabilities	2,998,255	2,882,692
Short-term loan	335,000	—
Accrued expenses and other current liabilities	959,700	542,623
Operating lease liabilities - current	194,560	161,524
Total current liabilities	25,603,444	25,514,750
Long-term liabilities
Asset retirement obligations	793,190	758,373
Operating lease liabilities	714,011	865,113
Total long-term liabilities	1,507,201	1,623,486
Total liabilities	27,110,645	27,138,236
Commitments and contingencies (Note 17)
Mezzanine equity
Series A convertible preferred stock, $0.001 par value, 80,000 and 0 shares designated at September 30, 2024 and December 31, 2023, respectively; 8,000 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	7,465,826	—
Stockholders' deficit
Common Stock, $0.001 par value, 200,000,000 and 250,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 84,119,047 shares and 80,744,354 shares issued and outstanding as of September 30,2024 and December 31, 2023, respectively	84,116	80,744
Additional paid-in capital	44,266,920	34,238,016
Accumulated deficit	(61,444,879)	(44,262,874)
Total stockholders' deficit	(17,093,843)	(9,944,114)
Total liabilities, convertible preferred stock and stockholders' deficit	$17,482,628	$17,194,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyber App Solutions Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Helium revenue	$—	$121,958	$418,042	$121,958

Operating expenses
Depreciation, depletion, amortization and accretion	33,025	56,832	184,119	83,742
Lease and well operating expenses	42,422	45,333	145,862	98,210
Shut-in expenses	51,684	10,880	155,049	145,513
Gathering and processing expenses	150,000	250,712	666,685	400,712
Production taxes	—	5,240	14,368	5,240
General and administrative expenses	1,318,454	927,311	4,018,329	2,238,060
General and administrative expenses - related parties	110,000	—	140,000	37,500
Total operating expenses	1,705,585	1,296,308	5,324,412	3,008,977
Net loss from operations	(1,705,585)	(1,174,350)	(4,906,370)	(2,887,019)
Other income (expense)
Interest expense	(723,299)	(850,867)	(2,255,081)	(1,929,501)
Event of default fees	(767,680)	(1,987,387)	(2,301,440)	(5,875,111)
Other income (expense), net	—	(24,755)	6,363	(24,747)
Notes payable modification costs	(9,157,801)	—	(9,157,801)	—
Unrealized gain (loss) on fair value of notes payable	(1,171,298)	—	897,549	—
Unrealized gain on derivatives mark-to-market	427,001	—	534,775	185,011
Total other expense	(11,393,077)	(2,863,009)	(12,275,635)	(7,644,348)
Net loss before taxes	(13,098,662)	(4,037,359)	(17,182,005)	(10,531,367)
Income tax expense	—	—	—	—
Net loss	(13,098,662)	(4,037,359)	(17,182,005)	(10,531,367)
Series A Preferred Stock dividends paid-in-kind	116,164	—	116,164	—
Net loss attributable to shareholders	$(13,214,826)	$(4,037,359)	$(17,298,169)	$(10,531,367)

Loss per common share
Basic and Diluted	$(0.16)	$(0.05)	$(0.21)	$(0.15)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	81,577,661	74,222,435	81,114,579	69,630,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyber App Solutions Corp.

Condensed Consolidated Statements of Changes in Stockholders' Deficit

(Unaudited)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Stockholders' Deficit

December 31, 2022	65,828,862	$65,829	$21,885,539	$(32,515,471)	$(10,564,103)
Capital contributions	1,949,226	1,949	648,051	—	650,000
Equity financing costs	(77,969)	(78)	(25,922)	—	(26,000)
Net loss	—	—	—	(3,336,924)	(3,336,924)
March 31, 2023	67,700,119	$67,700	$22,507,668	$(35,852,395)	$(13,277,027)
Capital contributions	299,881	300	99,700	—	100,000
Net loss	—	—	—	(3,157,084)	(3,157,084)
June 30, 2023	68,000,000	$68,000	$22,607,368	$(39,009,479)	$(16,334,111)
Issuance of common stock	3,844,800	3,845	4,802,155	—	4,806,000
Reverse asset acquisition, net of transaction costs	4,010,000	4,010	(71,560)		(67,550)
Net loss	—	—	—	(4,037,359)	(4,037,359)
September 30, 2023	75,854,800	$75,855	$27,337,963	$(43,046,838)	$(15,633,020)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Stockholders' Deficit

December 31, 2023	80,744,354	$80,744	$34,238,016	$(44,262,874)	$(9,944,114)
Stock compensation expense	2,424	—	3,030	—	3,030
Issuance of common stock for cash	150,087	150	187,459	—	187,609
Net loss	—	—	—	(2,311,761)	(2,311,761)
March 31, 2024	80,896,865	$80,894	$34,428,505	$(46,574,635)	$(12,065,236)
Issuance of common stock for cash	177,977	178	549,822	—	550,000
Net loss	—	—	—	(1,771,582)	(1,771,582)
June 30, 2024	81,074,842	$81,072	$34,978,327	$(48,346,217)	$(13,286,818)
Issuance of common stock for cash	80,899	81	249,919	—	250,000
Issuance of common stock for Notes payable modification	2,963,306	2,963	9,154,838		9,157,801
Net loss	—	—	—	(13,098,662)	(13,098,662)
Series A convertible preferred stock dividends paid-in-kind	—	—	(116,164)	—	(116,164)
September 30, 2024	84,119,047	$84,116	$44,266,920	$(61,444,879)	$(17,093,843)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyber App Solutions Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(17,182,005)	$(10,531,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	184,119	83,742
Amortization of debt discount	—	92,502
Stock compensation expense	3,030	—
Non-cash interest expense	—	1,837,000
Event of default fees	—	5,875,111
Amortization of lease costs	304,823	141,981
Amortization of intangible costs	22,471	22,471
Write-off acquired assets and liabilities	—	918
Notes payable modification costs	9,157,801	—
Unrealized gain on fair value of notes payable	(897,549)	—
Unrealized gain on derivatives mark-to-market	(534,775)	(185,011)
Changes in operating assets and liabilities:
Prepaids and other current assets	(37,922)	(25,158)
Other long-term assets	178,125	(178,126)
Accounts payable	356,570	560,433
Accrued expenses and other liabilities	531,419	(20,491)
Lease liabilities	(305,132)	(145,823)
Interest expense payable	(33,595)	—
Net cash used in operating activities	(8,252,620)	(2,471,818)

Cash Flows From Investing Activities
Additions to helium properties	(145,607)	—
Additions to other property, plant and equipment	(64,029)	(727,719)
Cash acquired from reverse asset acquisition	—	23,837
Net cash used in investing activities	(209,636)	(703,882)

Cash Flows From Financing Activities
Proceeds from notes payable and short-term loans	—	730,000
Payments on notes payable	(203,894)	(3,000,000)
Proceeds from capital contributions	—	750,000
Proceeds from short-term loans	250,000	—
Equity issuance costs	—	(26,000)
Debt issuance costs	—	(97,000)
Common stock issuance proceeds	987,609	4,806,000
Series A convertible preferred stock issuance proceeds	8,000,000	—
Net cash provided by financing activities	9,033,715	3,163,000
Net increase (decrease) in cash and cash equivalents	571,459	(12,700)

Cash and cash equivalents, beginning of period	1,248,191	124,489
Cash and cash equivalents, end of period	$1,819,650	$111,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cyber App Solutions Corp.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$2,206,175	$—
Cash paid for taxes	$—	$—

Non-cash Investing and Financing Activities
Issued short-term loan to paydown on Alpha Carta notes	$—	$2,000,000
Change in capital accruals	$(62,854)	$1,172,433
Lease liability obtained through right-of-use asset	$—	$960,201
Accrued Series A convertible preferred stock dividends paid-in-kind	$116,164	$—
Fair value of Series A convertible preferred stock conversion options	$650,338	$—

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

The Company is focused on the acquisition, exploration, development and production of helium and beverage grade carbon dioxide (“CO2”) and we have CO2 reservoirs that are capable of storing captured CO2. The Company’s assets are concentrated in the St. Johns Field located in Apache County, Arizona of the United States (the “St. Johns Field").

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

The Company’s development activities require it to make significant operating and capital expenditures. Its primary sources of liquidity have been through the issuance of debt and equity. The primary uses of cash have been for the St. Johns Field Acquisition, development of the St. Johns Field, commencing production, helium processing plant installation, general and administrative expenses, debt service costs, and paydown of debt.

The Company’s helium processing plant in the St. Johns Field has not reached “steady state” production. CYRB has encountered significant difficulties to date at the helium processing plant because of mechanical issues and design limitations, resulting in inefficient operations and lower helium recovery rates, which has limited its revenues generated and led to recurring losses incurred. The Company has idled its helium processing plant.

The Company has a history of recurring losses from operations and had a working capital deficit as of September 30, 2024 and December 31, 2023. We have no committed capital to address our material liquidity needs over the next twelve months from the date of these condensed consolidated financial statements being issued and there is no assurance that the Company will raise the capital required. Additionally, the Company has no assurance of future profitability. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Performance Obligations

The Company's contractual performance obligations arise upon the production of gas from wells in which the Company has an ownership interest. The performance obligations are considered satisfied upon control of helium being transferred to the customer(s) at the dedicated delivery point, which in the Company's current contract is the tailgate of the plant. The Company records revenue in the month production is delivered to the customer. Payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, there was no receivable accrued.

Disaggregated Revenue Information

For the three and nine months ended September 30, 2024, all of the Company's revenue was from helium sales at the St. Johns Field.

Note 5 – Property, Plant and Equipment, Net

Property and equipment, net is comprised of the following:

	September 30, 2024	December 31, 2023
Land	$259,793	$259,793
Unproved helium and CO2 properties	10,184,112	10,055,182
Proved helium and CO2 properties	2,117,359	2,099,508
Less: accumulated depletion	(151,545)	(65,978)
Total helium and CO2 properties, net	12,409,719	12,348,505

Plant	1,863,901	1,863,900
Other property and equipment	51,908	51,908
Less: accumulated depreciation	(125,048)	(61,312)
Total other property, plant and equipment, net	1,790,761	1,854,496

Total property, plant and equipment, net	$14,200,480	$14,203,001

Helium and CO2 Properties

As the Company's development work progresses and the reserves on the Company's properties are proven, capitalized costs attributed to the properties and mineral interest are subject to depletion. Depletion of capitalized costs is provided using the units-of-production method based on proved helium and CO2 reserves. Depletion expense for the three months ended September 30, 2024 and 2023 was $0 and $24,576, respectively, and for the nine months ended September 30, 2024 and 2023 was $85,566 and $24,576, respectively.

These capitalized costs are subject to a ceiling test that limits such pooled costs, net of applicable deferred taxes, to the aggregate of the present value of future net revenues attributable to proved helium and CO2 reserves discounted at 10%. Any costs in excess of the ceiling are written off as a non-cash expense. The Company did not record an impairment to proved helium and CO2 properties during the three and nine months ended September 30, 2024 and 2023.

Costs associated with unproved properties are excluded from the amortization base until the properties are evaluated or impairment is indicated. The costs associated with unproved leasehold acreage and related seismic data, are initially excluded from the amortization base. Leasehold costs are either transferred to the amortization base with the costs of drilling and/or completing a well on the lease or are assessed at least annually for possible impairment or reduction in value. The Company’s decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involves judgment and may be subject to changes over time based on several factors, including drilling plans, availability of capital, project economics and drilling results from adjacent acreage. The Company did not record an impairment to unproved helium and CO2 properties during the three or nine months ended September 30, 2024 or 2023.

Other Property, Plant and Equipment

The Company's other property, plant and equipment include a vehicle and its helium processing plant costs. The vehicle is depreciated using the straight-line method over an estimated useful life of 5 years and the helium processing plant is depreciated using the straight-line method over an estimated useful life of 25 years. The Company recorded depreciation expense on vehicles during the three months ended September 30, 2024 and 2023, of $2,605, and during the nine months ended September 30, 2024 and 2023 of $7,816. The Company recorded depreciation expense on the helium plant during the three months ended September 30, 2024 and 2023 of $18,640 and $18,555, respectively, and during the nine months ended September 30, 2024 and 2023 of $55,920 and $18,555, respectively.

Note 6 – Fair Value Measurements

Financial Instruments

The Company’s financial instruments measured at fair value on a recurring basis consist of notes payable where the fair value option was elected, freestanding warrants and embedded conversion options that required to be bifurcated and accounted for separately as derivative financial instruments. The table below sets forth the financial instruments measured at fair value on a recurring basis, by level within the fair value hierarchy, as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Notes Payable, Fair Value Option
Convertible notes issued to Kips Bay Select, LP and Cyber One, Ltd. in November 2023	$—	$—	$18,981,437	$18,981,437
Total Notes Payable, Fair Value Option	$—	$—	$18,981,437	$18,981,437

Derivative Liabilities
Warrants	$—	$—	$2,490,562	$2,490,562
Series A convertible preferred stock conversion options	—	—	507,693	507,693
Total Derivative Liabilities	$—	$—	$2,998,255	$2,998,255

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Notes Payable, Fair Value Option
Convertible notes issued to Kips Bay Select, LP and Cyber One, Ltd. in November 2023	$—	$—	$20,082,880	$20,082,880
Total Notes Payable, Fair Value Option	$—	$—	$20,082,880	$20,082,880

Derivative Liabilities
Warrants	$—	$—	$2,882,692	$2,882,692
Total Derivative Liabilities	$—	$—	$2,882,692	$2,882,692

As of September 30, 2024, the carrying value of the convertible notes issued to Kips Bay Select, LP and Cyber One, Ltd. in November 2023 was approximately $21,000,000.

As of September 30, 2024 and December 31, 2023, the Company used the Monte Carlo simulation to estimate the fair value of the notes payable and the Series A convertible preferred stock and the Black-Scholes-Merton model to estimate the fair value of the warrants, which both included assumptions such as risk-free rate, volatility, and expected term. After determining the fair value of the notes payable and warrants, the Company implemented the probability-weighted expected return method (“PWERM”), which considered the probability of success and failure of the Company. Changes in any of the assumptions used in the valuation models may result in significantly higher or lower fair value measurements. The following assumptions were used to fair value the notes payable and warrants:

	September 30, 2024			December 31, 2023
	Notes Payable	Warrants	Series A Preferred Stock conversion options	Notes Payable	Warrants
Expected volatility	36.00%	59.00%	30.00%	34.00%	77.00%
Risk-free interest rate	4.72%	3.55%	3.67%	5.14%	3.81%
Dividend yield	—	—	—	—	—
Term (years)	0.21	4.14	1.85	0.55	4.89
Success probability	15.00%	15.00%	n/a	15.00%	15.00%

A reconciliation of the Company’s Level 3 balance is as follows:

Level 3 Balance at December 31, 2023	$22,965,572
Add: Series A convertible preferred stock conversion options	650,338
Unrealized gain recognized in earnings	(1,432,324)
Settlements	(203,894)
Level 3 Balance at September 30, 2024	$21,979,692

For the three months ended September 30, 2024 and 2023, there was an unrealized loss of $744,297 and $0, respectively, and for the nine months ended September 30, 2024 and 2023, there was an unrealized gain of $1,432,324 and an unrealized gain of $185,011, respectively, on the aggregate effect of the mark-to-market of the derivatives and change in fair value of the notes payable. These effects are recorded in the accompanying Condensed Consolidated Statement of Operations.

The Company separates interest expense from the full change in fair value of the notes payable and presents that amount in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations. The remainder of the change in fair value of the notes payable are presented in ”Unrealized gain (loss) on fair value of notes payable” in the accompanying Condensed Consolidated Statement of Operations.

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

The Company did not add any asset retirement obligations during three and nine months ended September 30, 2024 and 2023.

The Company measures stock-based compensation based on the fair value of the award on the date of grant. During the nine months ended September 30, 2024, a member of the Company’s Board of Directors elected to receive their first quarter 2024 compensation in the form of common stock of the Company The Company measured the total fair value of the award at $3,030 based on the price per share the Company received when it sold common stock in private placements near the time of the compensation award. The expense was recorded to “General and administrative expenses” on the Company’s Condensed Consolidated Statements of Operations.

On September 16, 2024, the Company issued 1,708,320 shares of common stock to Kips Bay Select LP and 1,254,986 shares of common stock to Cyber One LTD in connection with the forbearance and settlement agreement, as further detailed in Note 7 - Debt. The Company measured the total fair value of the award at $9,157,801 based on the price per share the Company received when it sold common stock in private placements near the time of the issuance. The fair value of the these issuances were recorded to “Notes payable modification costs” in the Condensed Consolidated Statements of Operations.

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

Pursuant to the terms and conditions of the 2023 Convertible Notes, the Company was to repay the $16,000,000 commencing on January

21, 2024 with $1,500,000 due monthly and any remaining outstanding principal due on July 21, 2024. As of September 30, 2024, the Company had made no payments on the outstanding principal and interest amounts of the 2023 Convertible Notes.

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

On September 16, 2024, the Company entered into a Forbearance and Settlement Agreement (the “Forbearance Agreement”) with the Holders. Pursuant to the Forbearance Agreement, the Holders have agreed to forbear from exercising certain of its rights and remedies available as a result of existing defaults and events of defaults, against the Company under the 2023 Convertible Notes in exchange for (i) 1,708,320 shares of common stock to Kips Bay Select LP (the “Kips Bay Shares”), (ii) 1,254,986 shares of common stock to Cyber One LTD (the “Cyber One Shares”) and (iii) up to $13,700,000 in cash to the Holders, with $700,000 due on or before September 17, 2024; $4,000,000 due on or before October 15, 2024; $4,000,000 due on or before November 15, 2024; and $5,000,000 due on or before December 15, 2024. If the $5,000,000 due on or before December 15, 2024 is paid on or before November 15, 2024, such amount shall be reduced to $4,000,000. The Company issued the Kips Bay Shares and Cyber One Shares and issued the first payment of $700,000 on September 17, 2024, which reduced Interest expense payable by $496,107 and Notes payable, fair value option by $203,893.

As of September 30, 2024, notwithstanding the Forbearance Agreement, the carrying amount of the 2023 Convertible Notes was approximately $21,000,000.

On October 15, 2024, the Company entered into an amendment to the Forbearance Agreement (the “Amended Forbearance Agreement”) with the Holders. Pursuant to the Amended Forbearance Agreement, the Holders agreed to continue to forbear from exercising certain of its rights and remedies available as a result of existing defaults and events of defaults, against the Company under the 2023 Convertible Notes in exchange for (i) 850,000 shares of common stock to each Kips Bay Select LP and Cyber One LTD (the “Amendment Shares”) and (ii) $13,000,000 in cash to the Holders, with $1,000,000 due on October 15, 2024; $1,000,000 due on or before October 21, 2024; $4,000,000 due on or before November 15, 2024; and $7,000,000 due on or before December 15, 2024. The Company issued the Amendment Shares and issued the first payment of $1,000,000 on October 15, 2024.

On November 6, 2024, the Company entered into a second amendment to the Forbearance Agreement (the “Second Amended Forbearance Agreement”) wit the Holders. Pursuant to the Second Amended Forbearance Agreement, the Holders agreed to continue to forbear from exercising certain of its rights and remedies available as a result of existing defaults and events of defaults, against the Company under the 2023 Convertible Notes in exchange for (i) 5,000,000 shares of common stock to each Kips Bay Select LP and Cyber One LTD (the “Second Amendment Shares”) and (ii) $14,600,000 in cash to the Holders, with $2,600,000 due on November 21, 2024 and $12,000,000 due on or before January 31, 2025. The Company issued the Second Amendment Shares on November 7, 2024. The Company has the ability to clawback up to 2,000,000 shares of common stock from each Kips Bay Select LP and Cyber One LTD by making timely payments under the terms of the Second Amended Forbearance Agreement.

Due to the 2023 Convertible Notes having numerous embedded derivatives, the Company elected the fair value option to account for it. See fair value disclosures in Note 6 - Fair Value Measurement. The Company separates interest expense from the full change in fair value of the 2023 Convertible Notes and presents that amount in “Interest expense” in the accompanying Condensed Consolidated Statement of Operations. The remainder of the change in fair value of the 2023 Convertible Notes are presented in ”Unrealized gain

(loss) on fair value of notes payable” in the accompanying Condensed Consolidated Statement of Operations.

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

A Filing Failure occurred on January 5, 2024 and was still not cured as of September 30, 2024. The Company paid $2,301,440 for Registration Delay Payments due to Kips Bay Select, LP and Cyber One, Ltd. in the accompanying Condensed Consolidated Statement of Operations in Event of default fees.

Short-term Borrowings

On April 12, 2024, the Company issued a short-term loan in the principal amount of $325,000, which resulted in net cash proceeds of $250,000. The loan had a maturity date of June 21, 2024. The Company used the net proceeds towards working capital. The principal amount of the loan and the $10,000 referral fee incurred to raise the capital was due and outstanding at September 30, 2024.

Interest Expense

Interest expense for the periods were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
2023 Convertible Notes interest expense	$718,573	$—	$2,158,573	$—
Interest on convertible notes extinguished in November 2023	—	548,256	—	1,626,890
Interest on short-term borrowings	—	302,611	85,000	302,611
Other	4,726	—	11,508	—
Total interest expense	$723,299	$850,867	$2,255,081	$1,929,501

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

On August 8, 2024, the Company entered into Securities Purchase Agreements (the “Series A Convertible Preferred Stock Purchase Agreements”), pursuant to which the Company agreed to issue and sell 8,000 shares of the Company’s 10.0% Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Convertible Preferred Stock”) for an aggregate purchase price of $8,000,000 (such offering, the “Series A Convertible Preferred Stock Offering”). The shares of Series A Convertible Preferred Stock are convertible into common stock of the Company ( as described in Note 12 – Series A Convertible Preferred Stock). The conversion features require bifurcation and will be measured on a recurring basis at fair value.

The following table summarizes the Company’s derivative liabilities:

	September 30, 2024	December 31, 2023
Kips Bay 2023 Note - warrants	$1,245,281	$1,441,346
Cyber One 2023 Note - warrants	1,245,281	1,441,346
Series A convertible preferred stock conversion options	507,693	—
Total derivative liabilities	$2,998,255	$2,882,692

The gains and losses resulting from the mark-to-market of the bifurcated conversion options and warrants are included within “Unrealized gain on derivatives mark-to-market” in the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2024 and 2023, there was a gain of $427,001 and $0, respectively, and for the nine months ended September 30, 2024 and 2023 there was a gain of $534,775 and $185,011, respectively, on mark-to-market of the bifurcated conversion options and warrants.

Note 9 – Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligation for period below:

Asset retirement obligations - December 31, 2023	$758,373
Accretion expense	34,817
Asset retirement obligations- September 30, 2024	$793,190

Note 10 – Leases

As of September 30, 2024 and December 31, 2023, the Company had operating leases recorded on the Condensed Consolidated Balance Sheets for equipment leased at the helium plant in the St. Johns Field, office space in Houston, Texas (the “Houston Office”) and a site lease agreement in Arizona (the “Site Lease Agreement”) for storage of equipment. The helium plant equipment lease expires in March

2028, the Houston Office lease was amended in October 2023 and included an extension of the expiration date from October 2025 to January 2027 and the Site Lease Agreement expired in February 2024. All the leases had renewal options, but the Company did not recognize any of the renewal options. The Company excluded variable lease payments for operating expenses in the Houston Office and the service component of the equipment lease.

The accompanying balance sheets include leases with terms greater than 12 months at commencement. The present value of future lease payments was determined based upon the Company’s incremental borrowing rate. The table below summarizes the Company's discount rate and remaining lease term.

	September 30, 2024	September 30, 2023
Weighted-average discount rate
Operating leases	26.86%	26.57%

Weighted-average remaining lease term (years)
Operating leases	3.38	4.22

The following table presents the components of the Company’s lease expenses for the following periods.

		Three Months Ended		Nine Months Ended
		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Lease costs	Classification on our Statement of Operations
Operating lease costs	General and administrative expenses	$11,286	$15,875	$33,856	$47,626
Operating lease costs	Lease operating expenses	$—	$1,452	$968	$4,355
Operating lease costs	Gathering and processing expenses	$90,000	$90,000	$270,000	$90,000
Short-term lease costs	General and administrative expenses	$—	$2,209	$—	$6,626
Variable lease costs	Gathering and processing expenses	$60,000	$60,000	$180,000	$60,000
Variable lease costs	General and administrative expenses	$7,172	$10,769	$22,699	$32,308

Supplemental cash flow information related to leases were as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating lease - operating cash flows	$305,132	$145,823

Maturities of the Company’s operating lease liabilities included on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2024 were as follows:

Operating Leases
2024 (remaining)	101,154
2025	405,855
2026	407,207
2027	363,943
2028	90,000
Total minimum lease payments	1,368,159
Less: imputed interest	(459,588)
Present value of future minimum lease payments	908,571
Less current obligation under leases	(194,560)
Non-current lease obligations	$714,011

Note 11 - Warrants

On November 21, 2023, pursuant to the SPA (as described in Note 7 – Debt), the Company issued to each Kips Bay Select LP and Cyber One, LTD warrants to subscribe for and purchase from the Company up to 3,846,154 shares of common stock, collectively 7,692,308 shares of common stock, at an exercise price equal to the lower of: (i) $3.12 per share and (ii) the Valuation Cap Price. The warrants are exercisable from November 21, 2023 and expire on November 21, 2028. In case of a registration (as defined in the Registration Rights Agreement), the warrants may be exercised, in whole or in part, at such time by means of a “cashless exercise” on terms and conditions provided in the warrants. The Valuation Cap Price means the price per share of common stock calculated by dividing $250,000,000 by the number of shares of Common Stock on a fully diluted basis immediately prior to giving effect to the applicable exercise under this Warrant, subject to adjustment as provided therein. As of September 30, 2024 and December 31, 2023, 7,692,308 warrants were outstanding and exercisable.

All warrants noted above were separated from their respective debt instruments and fair valued at each reporting period. See fair value disclosures in Note 6 - Fair Value Measurements.

Note 12 – Series A Convertible Preferred Stock

On August 8, 2024, the Company entered into the Series A Convertible Preferred Stock Purchase Agreements, pursuant to which the Company agreed to issue and sell 8,000 shares of the Company’s 10.0% Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Convertible Preferred Stock”) for an aggregate purchase price of $8,000,000 (such offering, the “Series A Convertible Preferred Stock Offering”).

Holders of the Series A Convertible Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors (the “Board”) of the Company, cumulative dividends in-kind, at a rate of 10.000% per annum on the $1,000 liquidation preference per share of Series A Convertible Preferred Stock, payable annually in arrears, commencing on August 8, 2025. The Company accrued dividends in the amount of $116,164 to the Series A Convertible Preferred Stock as of September 30, 2024.

The shares of Series A Convertible Preferred Stock are convertible into common stock of the Company: (a) in whole or in part, on any date at the option of the holders, (b) in full, automatically in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act, resulting in gross proceeds to the Corporation of at least $40.0 million or (c) in full, automatically at the close of the first Trading Day (“Common Stock Uplisting Conversion Date”) upon a Common Stock Uplisting. Trading Day means any day on which the Trading Market of our common stock is open for trading. Common Stock Uplisting means the listing for and commencement of trading of the common stock on a Trading Market. Trading Market means any of the following markets or exchanges on which our common stock is listed or quoted for trading on the date in question: the Nasdaq Global Select Market, the Nasdaq Global Market, the Nasdaq Capital Market, the New York Stock Exchange, NYSE Amex or any other National Securities Exchange (as defined in the Exchange Act) (or any successors to any of the foregoing).

The conversion features required bifurcation and will be measured on a recurring basis at fair value. The initial fair value of the bifurcated conversion options in the amount of $650,338 was allocated to “Derivative liabilities” and the remaining fair value of $7,349,662 was allocated to “Series A convertible preferred stock” on the Condensed Consolidated Balance Sheets. The changes in fair value of the bifurcated conversion features will be reported to “Unrealized gain on derivatives mark-to-market” on the Condensed Consolidated Statements of Operations. See fair value disclosures in Note 6 - Fair Value Measurements.

The shares of Series A Convertible Preferred Stock are convertible into common stock of the Company at a conversion price of $4.84 (the “Conversion Price”). In the event the closing price of our common stock closes on the Common Stock Uplisting Conversion Date at a price below the Conversion Price, the Conversion Price shall be reduced to equal the closing price of the Common Stock on the Common Stock Uplisting Conversion Date. Notwithstanding the forgoing or any other provision of the Certificate of Designation, the Conversion Price shall be no less than $3.02 per share.

If the Series A Convertible Preferred Stock does not convert into the Company’s common stock based on the conversion features within two (2) years from the effective date of the Series A Convertible Preferred Stock Purchase Agreement, the Company is required to redeem the Series A Convertible Preferred Stock, which shall include accumulated in-kind dividends, at the $1,000 liquidation preference per share of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is redeemable for cash by the holders at a determinable price on a fixed date, and as such the Company presented the Series A Convertible Preferred Stock in temporary equity.

Note 13 – Stockholders' Deficit

Common Stock

As of September 30, 2024 and December 31, 2023, the Company's authorized capital consists of 200,000,000 and 250,000,000, respectively, shares of common stock with a par value of $0.001 per share. The Company has one class of common stock.

During the nine months ended September 30, 2024, the Company issued 408,963 shares of common stock in private placements for proceeds of $987,609.

During the nine months ended September 30, 2024, the Company issued 1,708,320 shares of common stock to Kips Bay Select LP and 1,254,986 shares of common stock to Cyber One LTD in exchange for entering into the Forbearance Agreement. The Company estimated the total fair value of the award at $9,157,801 using a fair value of $3.0904 per share. The fair value per share was based on the price per share the Company received when it sold common stock in private placements near the time of the issuance.

Preferred Stock

As of September 30, 2024 and December 31, 2023, the Company's authorized capital consists of 50,000,000 and zero, respectively, shares of preferred stock with a par value of $0.001 per share. As of September 30, 2024, 80,000 shares of preferred stock had been designated to the Series A Convertible Preferred Stock, leaving 49,920,000 shares of authorized non-designated preferred stock. See terms of the Series A Convertible Preferred Stock in Note 12 – Series A Convertible Preferred Stock.

Long-Term Incentive Plan

In May 2024, the Board and majority shareholders of the Company approved the Company’s Long-Term Incentive Plan (the “2024 LTIP”) and reserved 10,000,000 shares of common stock for the 2024 LTIP.

Stock Based Compensation

During the six months ended September 30, 2024, the Company issued 2,424 shares of common stock to a member of the Board of Directors at their election for their first quarter of 2024 compensation as opposed to their cash retainer. The compensation expense for the award totaled $3,030 and was estimated using a fair value of $1.25 per share. The fair value per share was based on the price the Company received when it sold common stock in private placements.

Conversion Features

The Holders of the 2023 Convertible Notes acknowledged that by entering into the Forbearance Agreement, they were not waiving any rights or remedies it may have under the 2023 Convertible Notes and the SPA, or any defaults or Events of Default arising thereunder. If the Company fails to comply with the terms of the Forbearance Agreement, the Forbearance Agreement shall terminate, and the Holders of the 2023 Convertible Notes shall have the right to pursue and obtain all existing rights they have under the 2023 Convertible Notes and SPA, which includes having the right to convert all or part of their outstanding principal amount to shares of common stock. See Note 7 – Debt for the conversion price and adjustments.

The shares of Series A Convertible Preferred Stock are convertible into common stock of the Company: (a) in whole or in part, on any date at the option of the holders, (b) in full, automatically in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act, resulting in gross proceeds to the Corporation of at least $40.0 million or (c) in full, automatically at the close of the first Trading Day upon a Common Stock Uplisting. See more details on the conversion of the Series A Convertible Preferred Stock in Note 12 – Series A Convertible Preferred Stock.

Common Stock Reserved

As of September 30, 2024, the Company reserved 41,191,116 shares of common stock for issuance upon conversion of the 2023 Convertible Notes and exercise of Warrants, 10,842,453 shares of common stock for certain indemnified transfers of common stock at the stock transfer agent, 10,000,000 shares of common stock for the Company’s 2024 LTIP, and 3,305,788 shares of common stock for the conversion of the Series A Preferred Stock.

Note 14 – Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to shareholders	$(13,214,826)	$(4,037,359)	$(17,298,169)	$(10,531,367)
Denominator:
Weighted average common stock outstanding - Basic and Diluted	81,577,661	74,222,435	81,114,579	69,630,617
Net loss per share of common stock outstanding - Basic and Diluted	$(0.16)	$(0.05)	$(0.21)	$(0.15)

As the Company was in a net loss position for all periods presented, the Company has determined all potentially dilutive shares would be anti-dilutive in these periods and therefore are excluded from the calculation of diluted weighted average shares outstanding. This results in the calculation of weighted average shares outstanding to be the same for basic and diluted earnings per share.

For the three and nine months ended September 30, 2024 and 2023, the Company had outstanding warrants to purchase shares of common stock, debt instruments and preferred stock convertible into common stock. There would be approximately 17,000,000 and 7,000,000 shares of additional common stock at September 30, 2024 and 2023, respectively, related to the possible exercise of outstanding warrants and conversion of the debt instruments. The Holders of the 2023 Convertible Notes are subject to a beneficial ownership limitation.

Note 15 – Income Taxes

The Company is a C corporation and is subject to U.S. federal income tax and state and local income taxes.

The Company’s effective tax rate for the three and nine months ended September 30, 2024 and 2023 was 0%. As of September 30, 2024, the Company has U.S. net operating loss (“NOLs”) carryforwards of approximately $18,000,000 to offset taxable income, if any, in future years. Federal NOLs generated in 2023 and 2024 may be carried forward indefinitely. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized. Tax periods for all fiscal years after 2021 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject.

As of September 30, 2024, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements.

Note 16 – Transactions with Related Parties

Consulting Arrangements

The Company had advisory consulting agreements with TPG Commercial Finance, an entity in which Jim Culver, a principal owner of either directly or indirectly more than 10% of the Company’s common stock, is the President/Owner. For the three months ended September 30, 2024 and 2023, the Company did not incur any costs and for the nine months ended September 30, 2024 and 2023 the Company incurred costs of $0 and $20,000, respectively. The costs were recorded in the Consolidated Statements of Operations to “General and administrative expenses – related parties”.

The Company received human resource services from an immediate family member of a named executive officer. For the three months ended September 30, 2024 and 2023, the Company incurred $15,000 and $0, respectively, and for the nine months ended September 30, 2024 and 2023, the Company incurred costs of $45,000 and $17,500, respectively, in fees related to Human Resource services. These costs were recorded in the Condensed Consolidated Statements of Operations to “General and administrative expenses – related parties”.

The Company engaged Integrated Cryogenic Solutions, LLC for Front-end engineering design studies for its initial beverage grade CO2 plant. Integrated Cryogenic Solutions, LLC is an innovative specialty engineering, procurement & manufacturing unit of Nikkiso Cryogenics Industries, an entity in which our board of director Peter J. Wagner served as CEO from June 2018 to July 2024 and currently as the Executive Chairman of their Board. The Company incurred $95,000 and $0, respectively, for the three and nine months ended September 30, 2024 and 2023, respectively. The costs were recorded in the Condensed Consolidated Statements of Operations to “General and administrative expenses – related parties”.

Related Party Note Receivable

In September 2022, the Company loaned $25,000 to VVC Resources, an entity in which Jim Culver, a principal owner of either directly or indirectly more than 10% of the Company’s common stock, is the President and CEO. The loan bore interest at zero percent. There was no stated maturity date for the loan. As of September 30, 2024 and December 31, 2023, the related party note receivable had a balance of $25,000.

Co-Tenancy Arrangement

In October 2023, the Board approved a co-tenancy arrangement whereby we expanded the leased space in our Houston office and share the expanded space with Pantheon Resources, PLC, an entity where our Chairman of the Board of Directors, David Hobbs, serves as Executive Chairman. We share equally the costs of the lease and office supplies.

Note 17 – Commitments and Contingencies

Commitments

As of September 30, 2024, all of the assets of the Company have been pledged as collateral for the 2023 Convertible Notes.

Contingencies

Legal

In the ordinary course of business, the Company is party to various legal actions. In management’s opinion, the outcome of any such currently pending legal actions will not have a material adverse effect on the Company’s financial position or results of operations.

On March 1, 2022, a potential lender filed a motion for a default judgment against the Company's wholly owned subsidiary, Proton Green, LLC ("Proton Green") seeking a $1,000,000 break-up fee related to a commitment letter for a proposed senior secured term loan facility. The parties unsuccessfully attempted to mediate the case on October 23, 2023. Discovery is complete and the parties have filed cross-motions for summary judgment. On September 6, 2024, the court granted the potential lender’s motion for summary judgment and denied Proton Green’s cross-motion. The Company intends to appeal the ruling. No accrual has been recorded to the condensed consolidated financial statements because the Company is unable to conclude that an unfavorable outcome is probable. Legal fees incurred associated with loss contingencies are expensed.

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

The Company believes that the claims asserted in the Alpha Carta Litigation have no merit and intends to vigorously defend them. The Company has challenged the personal and subject matter jurisdiction, and the court has permitted the plaintiff to conduct limited jurisdictional discovery. The Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, and accordingly, it has not accrued any liability associated with the Alpha Carta Litigation.

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
•
our ability to fulfill our obligations under the Amended Forbearance Agreement (as defined below);
•
our business strategy;
•
our helium and CO2 reserves and contingent resources;
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

We are focused on the acquisition, exploration, development and production of helium and beverage grade CO2 and we have CO2 reservoirs that are capable of storing captured CO2. Our assets are concentrated in the St. Johns Field located in Apache County, Arizona of the United States (the “St. Johns Field").

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

We believe that demand for helium will continue to grow as applications in the manufacturing, medical device and aerospace industries expands. The pricing of helium is normally set through direct negotiations with either distributors or end-users and generally are not disclosed. We have opportunities to enter into long-term agreements with a fixed price which we will consider based upon alternative options available to us.

CO2

The U.S. carbon dioxide market size was valued at $3.2 billion in 2021 and is expected to expand at a compound annual growth rate (CAGR) of 8.4% from 2022 to 2030. The food & beverages segment led with a revenue share of 34.52% in the year 20213. In the U.S. beverage industry, CO2 is commonly utilized for carbonating soft drinks and beer. Additional uses for CO2 are enhanced oil recovery, dry ice production, wastewater treatment, welding, fire suppression, plant growth, food preservation, food refrigeration and freezing, and more. Characteristics of its use include creating carbonation for desired fizziness, diverse sources (industrial processes, fermentation), adherence to food-grade standards, reliance on a stable supply chain, and transportation/storage in liquid or compressed gas forms. Industry-specific details are recommended for the latest information.

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

Pricing for CO2 is often negotiated between the producer, and wholesalers or end buyers. We believe that the food and beverage grade market will continue to need to secure supply of CO2 providing us with multiple potential customer relationships. Furthermore, we will work with distribution companies to negotiate direct-to-customer sales and delivery agreements. We anticipate that we will sell a portion of our produced CO2 on fixed price, fixed delivery sales contractions and a portion will be sold month to month at prevailing prices.

1	https://www.gasworld.com/feature/the-2023-worldwide-helium-market/2128890.article/; https://www.sciencedirect.com/science/article/abs/pii/B9780128233771501531
2	https://www.usgs.gov/news/national-news-release/usgs-seeks-public-comment-helium-supply-risk
3	https://www.grandviewresearch.com/industry-analysis/us-carbon-dioxide-market-report

U.S. Department of Energy Program

In August 2023, we received notice regarding a potential financial award from the U.S. Department of Energy (“DoE”) that we, as a member of a consortium of companies, which includes us, Black & Veatch, Carbon Collect, CarbonCapture, Carbon Solutions, Arizona State University, University of New Mexico, University of Utah, Tallgrass, and the Arizona Geological Survey, had been selected to receive an approximately $11,600,000 grant for plans to develop the Southwest Regional Direct Air Capture (“DAC”) Hub to advance the design of a regional DAC hub. The program aims to expedite the deployment of a nationwide network of large-scale DAC CO2 removal sites to address legacy CO2 pollution and complement rapid emission reduction in the region. We will work alongside our consortium partners to develop a storage field development plan to securely sequester CO2 captured from the atmosphere into our St. Johns Field basin. Under the program, we expect that we will receive reimbursement for certain personnel time. The DoE award officially received funding for the DAC Hub proposal in October 2024 and a project kickoff meeting is expected for late November 2024.

Segment Information

We manage our business globally within one reportable segment, which is consistent with how our management reviews the business, prioritizes investment and resource allocation decisions and assesses operating performance.

Fair Value Measurement

Our financial instruments measured at fair value on a recurring basis consist of convertible promissory notes issued on November 21, 2023 (the “2023 Convertible Notes”), the freestanding warrants issued along with the 2023 Convertible Notes, and the Series A Preferred Stock conversion options. We use significant unobservable inputs (Level 3) to measure the fair value of the instruments. For the three months ended September 30, 2024 and 2023, there was an unrealized loss of $744,297 and $0, respectively, and for the nine months ended September 30, 2024 and 2023, there was an unrealized gain of $1,432,324 and and an unrealized gain of $185,011, respectively, on mark-to-market of the warrants and change in fair value of the notes payable recorded in the accompanying Condensed Consolidated Statement of Operations.

Results of Operations and Financial Condition

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	For the Three Months Ended
	September 30,		Change
	2024	2023	$	%
Helium revenue	$-	$121,958	$(121,958)	-100%

Operating expenses
Depreciation, depletion, amortization and accretion	33,025	56,832	(23,807)	-42%
Lease and well operating expenses	42,422	45,333	(2,911)	-6%
Shut-in expenses	51,684	10,880	40,804	375%
Gathering and processing expenses	150,000	250,712	(100,712)	-40%
Production taxes	—	5,240	(5,240)	-100%
General and administrative expenses	1,318,454	927,311	391,143	42%
General and administrative expenses - related parties	110,000	—	110,000	100%
Total operating expenses	1,705,585	1,296,308	409,277	32%
Net loss from operations	(1,705,585)	(1,174,350)	(531,235)	45%
Other income (expense)
Interest expense	(723,299)	(850,867)	127,568	-15%
Event of default fees	(767,680)	(1,987,387)	1,219,707	-61%
Other income (expense), net	—	(24,755)	24,755	-100%
Notes payable modification costs	(9,157,801)	—	(9,157,801)	100%
Unrealized gain (loss) on fair value of notes payable	(1,171,298)	—	(1,171,298)	100%
Unrealized gain on derivatives mark-to-market	427,001	—	427,001	100%
Total other expense	(11,393,077)	(2,863,009)	(8,530,068)	298%
Net loss	$(13,098,662)	$(4,037,359)	$(9,061,303)	224%

Revenue

Helium revenue. For the three months ended September 30, 2024 and 2023, helium revenue was $0 and $121,958, respectively. The 100% decrease in helium revenues was due to the Company idling our helium processing plant in the St. Johns Field during June 2024, resulting in no production and sales during the three months ended September 30, 2024. We sold approximately 250 thousand cubic feet of helium during the three months ended September 30, 2023.

Operating Expenses

Depreciation, depletion, amortization and accretion. For the three months ended September 30, 2024 and 2023, depreciation, depletion, amortization and accretion was $33,025 and $56,832, respectively. The 42% decrease in depreciation, depletion, amortization and accretion primarily relates to the Company recording no depletion expense on our helium and CO2 property costs, which is calculated using units of production, during the three months ended September 30, 2024 because we had no production and sales. We recorded depletion expense in the amount of approximately $25,000 during three months ended September 30, 2023 when we had production and sales.

Lease and well operating expenses. For the three months ended September 30, 2024 and 2023, lease and well operating expenses were $42,422 and $45,333, respectively. The 6% decrease is primarily due to operator fees of approximately $6,000 incurred during the three months ended September 30, 2023 compared to $0 incurred during the same period in 2024 due to the well being shut-in while our helium processing plant is idled. The decrease was partially offset by approximately $3,000 of repair fees incurred during the three months ended September 30, 2023 compared to $0 incurred during the same period in 2024.

Shut-in expenses. For the three months ended September 30, 2024 and 2023, shut-in expenses were $51,684 and $10,880, respectively. The 375% increase in shut-in expenses was due to a shut-in royalty reimbursement of approximately $41,000 received during the three months ended September 30, 2023, which reduced the expense during such period.

Gathering and processing expenses. For the three months ended September 30, 2024 and 2023, gathering and processing expenses were $150,000 and $250,712, respectively. Gathering and processing expenses are the cost incurred to operate the helium processing plant. The 40% decrease is primarily related to a decrease in electricity costs incurred during the three months ended September 30, 2024 compared to the same period in 2023 because our helium processing plant was idled during the three months ended September 30, 2024. Although the helium processing plant is idled, we will continue to incur costs for leased equipment.

Production taxes. For the three months ended September 30, 2024 and 2023, production taxes were $0 and $5,240, respectively. The 100% decrease is due to the decrease in helium revenues. We expect production taxes to be approximately 3.437% of helium revenues.

General and administrative expenses. For the three months ended September 30, 2024 and 2023, general and administrative expenses were $1,318,454 and $927,311, respectively. The 42% increase in general and administrative expenses for the three months ended September 30, 2024 compared to the same period in 2023 is primarily due to an increase in professional fees such as legal and accounting, an increase in headcount to operate as a public company, and other costs required to operate as a public company. The increase was primarily due to increases of approximately $201,000 in payroll and payroll related costs due to an increase in full-time employees, approximately $90,000 for Board of Director fees, and approximately $70,000 in insurance primarily for adding a Directors & Officers policy. The remaining increase was for office supplies and equipment, travel, filing fees, and other overhead costs.

General and administrative expenses - related parties. For the three months ended September 30, 2024 and 2023, general and administrative expenses - related parties were $110,000 and $0, respectively. The 100% increase, as detailed in Note 16 - Transactions with Related Parties, was primarily due to $95,000 incurred during the three months ended September 30, 2024 for Front-end engineering design studies for our next planned helium and CO2 processing plant with an entity that is affiliated with one of our Board members. The remaining increase of $15,000 is due to an increase in fees incurred for human resource consulting services provided by an immediate family member of one of our name executive officers.

Other income (expense)

Interest expense. For the three months ended September 30, 2024 and 2023, interest expense was $723,299 and $850,867, respectively. The 15% decrease in interest expense for three months ended September 30, 2024 compared to the same period in 2023 is primarily due to a decrease of approximately $303,000 of interest incurred on short-term borrowing during the three months ended September 30, 2023 that did not occur in the same period during 2024. The Company issued the short-term borrowings at significant discounts. Such decrease is partially offset by an increase of approximately $60,000 on our outstanding convertible notes, primarily related to an increase in principal balance outstanding during the three months ended September 30, 2024 compared to the same period in 2023, and approximately $5,000 of interest on our financed insurance premium.

Event of default fees. For the three months ended September 30, 2024 and 2023, event of default fees were $767,680 and $1,987,387, respectively. We had outstanding convertible notes in default during both periods. The 61% decrease is due to the Company’s convertible notes outstanding during the three months ended September 30, 2024 having lower default fees compared to the default fees incurred on the convertible notes outstanding during the three months ended September 30, 2023.

Notes payable modification costs. On September 16, 2024, the Company issued 1,708,320 shares of common stock to Kips Bay Select LP and 1,254,986 shares of common stock to Cyber One LTD in connection with the forbearance and settlement agreement, as further detailed in Note 7 - Debt. The Company measured the total fair value of the award at $9,157,801 based on the price per share the Company received when it sold common stock in private placements near the time of the issuance.

Unrealized gain on fair value of notes payable. For the three months ended September 30, 2024 and 2023, unrealized loss on fair value of notes payable was $1,171,298 and $0, respectively. The Company elected the fair value option on the 2023 Convertible Notes and such notes were still outstanding during the three months ended September 30, 2024. There were no notes outstanding during the three months ended September 30, 2023 with the fair value option elected.

Unrealized gain on derivatives mark-to-market. For the three months ended September 30, 2024 and 2023, unrealized gain on derivatives mark-to-market was $427,001 and $0, respectively. Our notes payable contained conversion features and warrants that were embedded derivatives that required bifurcation. This balance represents the change in fair value of the conversion features and warrants.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

	For the Nine Months Ended
	September 30,		Change
	2024	2023	$	%
Helium revenue	$418,042	$121,958	$296,084	243%

Operating expenses
Depreciation, depletion, amortization and accretion	184,119	83,742	100,377	120%
Lease and well operating expenses	145,862	98,210	47,652	49%
Shut-in expenses	155,049	145,513	9,536	7%
Gathering and processing expenses	666,685	400,712	265,973	66%
Production taxes	14,368	5,240	9,128	174%
General and administrative expenses	4,018,329	2,238,060	1,780,269	80%
General and administrative expenses - related parties	140,000	37,500	102,500	273%
Total operating expenses	5,324,412	3,008,977	2,315,435	77%
Net loss from operations	(4,906,370)	(2,887,019)	(2,019,351)	70%
Other income (expense)
Interest expense	(2,255,081)	(1,929,501)	(325,580)	17%
Event of default fees	(2,301,440)	(5,875,111)	3,573,671	-61%
Other income (expense), net	6,363	(24,747)	31,110	-126%
Notes payable modification costs	(9,157,801)	—	(9,157,801)	100%
Unrealized gain (loss) on fair value of notes payable	897,549	—	897,549	100%
Unrealized gain on derivatives mark-to-market	534,775	185,011	349,764	189%
Total other expense	(12,275,635)	(7,644,348)	(4,631,287)	61%
Net loss	$(17,182,005)	$(10,531,367)	$(6,650,638)	63%

Revenue

Helium revenue. For the nine months ended September 30, 2024 and 2023, helium revenue was $418,042 and $121,958, respectively. The 243% increase in helium revenues was due to the completion and startup of our helium processing plant in the St. Johns Field during the third quarter of 2023. We sold approximately 861 thousand cubic feet of helium during the nine months ended September 30, 2024 compared to approximately 250 thousand cubic feet of helium during the nine months ended September 30, 2023. Realized helium prices in both periods were consistent.

Operating Expenses

Depreciation, depletion, amortization and accretion. For the nine months ended September 30, 2024 and 2023, depreciation, depletion, amortization and accretion was $184,119 and $83,742, respectively. The 120% increase in depreciation, depletion, amortization and accretion primarily relates to an increase of approximately $61,000 in depletion of our helium and CO2 property costs, which is calculated using units of production, due to the Company having helium production of approximately 861 thousand cubic feet during the nine months ended September 30, 2024 compared to approximately 250 thousand cubic feet during the nine months ended September 30, 2023. The depletion rate in both periods were consistent. There was also an increase of approximately $37,000 in depreciation on our helium processing plant costs due to our helium processing plant commencing during the third quarter of 2023 and had only three months of depreciation during the nine months ended September 30, 2023 compared to nine months of depreciation during the nine months ended September 30, 2024.

Lease and well operating expenses. For the nine months ended September 30, 2024 and 2023, lease and well operating expenses were $145,862 and $98,210, respectively. The 49% increase is primarily due an increase of approximately $27,000 for compression costs, $11,000 for lease operator fees, and approximately $10,000 for gas testing and repairs and maintenance, all due to more months of operations during the nine months ending September 30, 2024 compared to the same period in 2023. As noted above, the completion and startup of our helium processing plant in the St. Johns Field occurred during the third quarter of 2023.

Shut-in expenses. For the nine months ended September 30, 2024 and 2023, shut-in expenses were $155,049 and $145,513, respectively. The 7% increase in shut-in expenses was due to a shut-in royalty reimbursement of approximately $41,000 received during the three months ended September 30, 2023, which reduced the expense during such period, and it was partially offset by an expense of approximately $31,000 during the same period in 2023 related to the same royalty owner.

Gathering and processing expenses. For the nine months ended September 30, 2024 and 2023, gathering and processing expenses were $666,685 and $400,712, respectively. Gathering and processing expenses are the cost incurred to operate the helium processing plant. As noted above, the completion and startup of our helium processing plant in the St. Johns Field occurred during the third quarter of 2023. The 66% increase was primarily due to an increase of approximately $117,000 for electricity to power the equipment, $90,000 related to the amortization of leased equipment recorded in right-of-use assets and $60,000 related to labor and maintenance. Although the helium processing plant is idled, we will continue to incur costs for leased equipment.

Production taxes. For the nine months ended September 30, 2024 and 2023, production taxes were $14,368 and $5,240, respectively. The 174% increase is due to the increase in helium revenues. We expect production taxes to be approximately 3.437% of helium revenues.

General and administrative expenses. For the nine months ended September 30, 2024 and 2023, general and administrative expenses were $4,018,329 and $2,238,060, respectively. The 80% increase in general and administrative expenses for the six months ended September 30, 2024 compared to the same period in 2023 is primarily due to an increase in professional fees such as legal and accounting, an increase in headcount to operate as a public company, and other costs required to operate as a public company. Note that our wholly owned subsidiary, Proton Green, LLC, was considered the accounting acquirer in our reverse asset acquisition in July 2023 resulting in Proton Green, LLC's historical financial statements being presented for the nine months ended September 30 2023, which did not include increased professional fees for compliance as a public company. The increase was primarily due to an increase of approximately $651,000 related to audit fees and accounting and legal professionals to prepare and/or review our SEC filings, approximately $443,000 in payroll and payroll related costs due to an increase in full-time employees, approximately $251,000 for Board of Director fees, and approximately $199,000 in insurance primarily for adding a Directors & Officers policy. We also recorded a one-time payment of $122,500 during the nine months ended September 30, 2024 for software. The remaining increase was for office supplies and equipment, travel, filing fees, and other general and administrative costs.

General and administrative expenses - related parties. For the nine months ended September 30, 2024 and 2023, general and administrative expenses - related parties were $140,000 and $37,500, respectively. The 273% increase, as detailed in Note 16 - Transactions with Related Parties, was primarily due to $95,000 incurred during the nine months ended September 30, 2024 for Front-end engineering design studies for our next planned helium and CO2 processing plant with an entity that is affiliated with one of our Board members and an increase of $27,500 due to an increase in fees incurred for human resource consulting services provided by an immediate family member of one of our name executive officers. This increase was partially offset by a decrease of $20,000 in advisory consulting fees with an entity in which a principal owner of either directly or indirectly more than 10% of the Company’s common stock, is the President/Owner.

Other income (expense)

Interest expense. For the nine months ended September 30, 2024 and 2023, interest expense was $2,255,081 and $1,929,501, respectively. The 17% increase in interest expense for three months ended March 31, 2024 compared to the same period in 2023 is due to an increase of approximately $421,000 of interest on our outstanding convertible notes, primarily related to an increase in principal balance outstanding during the nine months ended September 30, 2024 compared to the same period in 2023 and an increase of approximately $22,000 of interest on our financed insurance premium. The increase is partially offset by a decrease of approximately $218,000 of interest incurred on short-term borrowing during the three months ended September 30, 2023 that did not occur in the same period during 2024. The Company issued the short-term borrowings at significant discounts.

Event of default fees. For the nine months ended September 30, 2024 and 2023, event of default fees were $2,301,440 and $5,875,111, respectively. We had outstanding convertible notes in default during both periods. The 61% decrease is due to the Company’s convertible notes outstanding during the nine months ended September 30, 2024 having lower default fees compared to the default fees incurred on the convertible notes outstanding during the nine months ended September 30, 2023.

Notes payable modification costs. On September 16, 2024, the Company issued 1,708,320 shares of common stock to Kips Bay Select LP and 1,254,986 shares of common stock to Cyber One LTD in connection with the forbearance and settlement agreement, as further detailed in Note 7 - Debt. The Company measured the total fair value of the award at $9,157,801 based on the price per share the Company received when it sold common stock in private placements near the time of the issuance.

Unrealized gain on fair value of notes payable. For the nine months ended September 30, 2024 and 2023, unrealized gain on fair value of notes payable was $897,549 and $0, respectively. The Company elected the fair value option on the 2023 Convertible Notes and such notes were still outstanding during the nine months ended September 30, 2024. There were no notes outstanding during the nine months ended September 30, 2023 with the fair value option elected.

Unrealized gain on derivatives mark-to-market. For the nine months ended September 30, 2024 and 2023, unrealized gain on derivatives mark-to-market was $534,775 and $185,011, respectively. Our notes payable contained conversion features and warrants that were embedded derivatives that required bifurcation. This balance represents the change in fair value of the conversion features and warrants.

Income Taxes

Income taxes have been accounted for in accordance with ASC 740, “Accounting for Income Taxes”. We are subject to income taxes in the United States and the State of Arizona. At September 30, 2024 and December 31, 2023, we had a full valuation allowance against all of our deferred tax assets, including our NOLs. The factors assumed to make the full valuation allowance includes that we have disclosed in Note 3 – Liquidity that we have significant doubt about our ability to continue as a going concern and we have a history of pretax operating losses.

Contractual Obligations, Commitments, and Contingencies

Helium Recovery Unit. On January 3, 2022, we entered into a Master Services Agreement (the “MSA”) with a contractor for the contractor to provide certain helium removal equipment and purification services at the helium processing plant in the St. Johns Field. The service consist of processing our feed gas using the contractor’s pressure swing absorption process and equipment. It is a five-year lease that commenced on April 1, 2023. The fee is $50,000 per month for the service. We attributed $30,000 per month to the rental of equipment and accounted for it as an operating lease under ASC 842 and recorded it to the balance sheet.

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

Legal. On March 1, 2022, a potential lender filed a motion for a default judgment against our wholly owned subsidiary, Proton Green, LLC ("Proton Green") seeking a $1,000,000 break-up fee related to a commitment letter for a proposed senior secured term loan facility. The parties unsuccessfully attempted to mediate the case on October 23, 2023. Discovery is complete and the parties have filed cross-motions for summary judgment. On September 6, 2024, the court granted the potential lender’s motion for summary judgment and denied Proton Green’s cross-motion. We intend to appeal the ruling. No accrual has been recorded to the condensed consolidated financial statements because we are unable to conclude that an unfavorable outcome is probable.

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

We believe that the claims asserted in the Alpha Carta Litigation have no merit and intends to vigorously defend them. We have challenged the personal and subject matter jurisdiction, and the court has permitted the plaintiff to conduct limited jurisdictional discovery. We are unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, and accordingly, we have not accrued any liability associated with the Alpha Carta Litigation.

Company assets. As of September 30, 2024, all of the assets of the Company have been pledged as collateral for the 2023 Convertible Notes.

Liquidity and Capital Resources

Since inception, we have generated significant losses. As of September 30, 2024, we had an accumulated deficit of $61,444,879. We have only generated limited revenue to date. Our primary sources of capital have been proceeds from the issuance of debt and equity. The primary uses of capital to date has been for the acquisition of our mineral leases in the St. Johns Field, which gave us operating control over approximately 170,500 acres in Apache County, Arizona, development of the St. Johns Field, paying debt service costs, start-up and operating costs in the St. Johns Field, helium plant installation and funding corporate overhead.

We define working capital as current assets less current liabilities. At September 30, 2024 and December 31, 2023, we had a working capital deficit of $23,236,019 and $23,739,229, respectively. The deficits were primarily due to the amounts outstanding under our notes, as they are classified as current liabilities, and the fair value of outstanding warrants.

As of November 15, 2024, we had cash on hand of approximately $230,000. Our material liquidity needs over the next twelve months consist of the following:

•
On November 21, 2023, we issued a convertible promissory note to each of Kips Bay Select LP (“Kips Bay 2023 Note”) and Cyber One, LTD (“Cyber One 2023 Note”), collectively referred to as the Holders, in the principal amount of $8,000,000 to each for an aggregate principal amount of $16,000,000. The Kips Bay 2023 Note and the Cyber One 2023 Note are collectively referred to as the “2023 Convertible Notes”. The 2023 Convertible Notes bore interest at a rate of 5% per annum due monthly and monthly repayments of $1,500,000 starting from January 21, 2024 and remaining outstanding balance due on July 21, 2024. See Note 7 – Debt, for more details. We are in default on the 2023 Convertible Notes.

On September 16, 2024, we entered into a Forbearance and Settlement Agreement (the “Forbearance Agreement”) with the Holders. Pursuant to the Forbearance Agreement, the Holders have agreed to forbear from exercising certain of its rights and remedies available as a result of existing defaults and events of defaults, against us under the 2023 Convertible Notes in exchange for (i) 1,708,320 shares of common stock to Kips Bay Select LP (the “Kips Bay Shares”), (ii) 1,254,986 shares of common stock to Cyber One LTD (the “Cyber One Shares”) and (iii) up to $13,700,000 in cash to the Holders, with $700,000 due on or before September 17, 2024; $4,000,000 due on or before October 15, 2024; $4,000,000 due on or before November 15, 2024; and $5,000,000 due on or before December 15, 2024. If the $5,000,000 due on or before December 15, 2024 is paid on or before November 15, 2024, such amount shall be reduced to $4,000,000. The Company issued the Kips Bay Shares and Cyber One Shares and issued the first payment of $700,000 on September 17, 2024.

On October 15, 2024, we entered into an amendment to the Forbearance Agreement (the “Amended Forbearance Agreement”) with the Holders. Pursuant to the Amended Forbearance Agreement , the Holders agreed to continue to forbear from exercising certain of its rights and remedies available as a result of existing defaults and events of defaults, against us under the 2023 Convertible Notes in exchange for (i) 850,000 shares of common stock to each Kips Bay Select LP and Cyber One LTD (the “Amendment Shares”) and (ii) $13,000,000 in cash to the Holders, with $1,00,000 due on October 15, 2024; $1,000,000 due on or before October 21, 2024; $4,000,000 due on or before November 15, 2024; and $7,000,000 due on or before December 15, 2024. The Company issued the Amendment Shares and issued the first payment of $1,000,000 on October 15, 2024.

On November 6, 2024, the Company entered into a second amendment to the Forbearance Agreement (the “Second Amended Forbearance Agreement”) with the Holders. Pursuant to the Second Amended Forbearance Agreement, the Holders agreed to continue to forbear from exercising certain of its rights and remedies available as a result of existing defaults and events of defaults, against the Company under the 2023 Convertible Notes in exchange for (i) 5,000,000 shares of common stock to each Kips Bay Select LP and Cyber One LTD (the “Second Amendment Shares”) and (ii) $14,600,000 in cash to the Holders, with $2,600,000 due on November 21, 2024 and $12,000,000 due on or before January 31, 2025. The Company issued the Second Amendment Shares on November 7, 2024.

•
Funding outstanding accounts payable balances and corporate overhead, which we expect to be approximately $5.5 million to $6.5 million.

•
Our sole helium processing plant in the St. Johns Field has not reached “steady state” production. We have encountered significant difficulties to date at the helium processing plant because of mechanical issues and design limitations, resulting in inefficient operations and lower helium recovery rates, which has limited our revenues generated and led to recurring losses incurred. In June 2024, we idled the helium processing plant. Way may continue to incur costs of $50,000 per month through April 2028 for leased equipment. More details on the leased equipment are above in the Helium Recovery Unit section of Contractual Obligations, Commitments and Contingencies. In addition, we anticipate shut-in royalties would be approximately $250,000.

We may issue additional shares of our Series A Preferred Stock under the Series A Preferred Stock Purchase Agreement. We have no committed capital to address our material liquidity needs over the next twelve months from the date of these consolidated financial statements being issued. These matters raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued. The condensed consolidated financial statements included in this quarterly report have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.

We are focused on plant designs that will allow us to continue developing our helium reserves while also developing our CO2 resources. We have front-end engineering design studies underway for our next planned helium and CO2 processing plant. We expect that our next significant capital outlay will be to construct a processing plant at the St. Johns Field that is capable of producing approximately 50,000 cubic feet per day of helium and approximately 500 tons per day of beverage grade CO2. Our estimate of the cost for the plant design, equipment, construction and drilling wells is approximately $25,000,000 to $30,000,000. Thereafter, we plan to continue adding plants of similar design and drilling new wells as needed to meet the plants’ processing capacity.

We are currently evaluating debt and equity financing strategies that we believe will provide sufficient capital to fund our next planned helium and CO2 processing plant and drill new wells as needed. We believe our next planned helium and CO2 processing plant will generate positive cash flows from operations and provide sufficient capital to address any debt service costs we would incur from debt financing strategies. Helium and CO2 production levels that we believe we are capable of achieving as a result of these capital expenditures will position us as a top tier producer of helium and CO2, thereby giving us considerable bargaining power when negotiating off-take and transportation agreements. If we are unable to execute any of our debt and financing strategies or one on acceptable terms, we may not be able to finance the capital expenditures necessary to develop our helium and CO2 resources. Because we are the operator of all of our acreage, the timing and level of our capital spending is largely discretionary and within our control.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the period indicated:

	For the Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):	(unaudited)
Operating activities	(8,252,620)	(2,471,818)
Investing activities	(209,636)	(703,882)
Financing activities	9,033,715	3,163,000

Operating activities. There was an increase in cash used in operating activities of $5,780,802 for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to payment of interest and default fees to Holders of the 2023 Convertible Notes and an increase in general and administrative expenses.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 related to capital expenditures at the St. Johns Field for delay rental payments and equipment at the helium processing plant and wellhead.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of cash proceeds of $8,000,000 from the issuance of the Series A Preferred Stock, approximately $988,000 from the issuance of our common stock and $250,000 from short-term borrowings, partially offset by paydown of approximately $204,000 on our outstanding convertible notes. Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of proceeds of $5,433,000, net of issuance costs, from the issuance of equity and proceeds of $730,000 from short-term notes issued by the company. This increase was partially offset by the paydown on debt of $3,000,000.

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance arrangements or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Control and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of September 30, 2024, our disclosure controls and procedures were not effective as a result of a material weaknesses identified during the year ended December 31, 2023 that we are in the process of remediating. The material weaknesses related to the lack of completeness over the population of leases for ASC 842 booking and disclosures, lack of communication and retention of legal documents and lack of review and management oversight, which led to the incorrect application of generally accepted accounting principles and ineffective controls over the financial statement close and reporting processes.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company is party to various legal actions. In management’s opinion, the outcome of any such currently pending legal actions will not have a material adverse effect on the Company’s financial position or results of operations.

On March 1, 2022, a potential lender filed a motion for a default judgment against our wholly owned subsidiary, Proton Green, LLC ("Proton Green") seeking a $1,000,000 break-up fee related to a commitment letter for a proposed senior secured term loan facility. The parties unsuccessfully attempted to mediate the case on October 23, 2023. Discovery is complete and the parties have filed cross-motions for summary judgment. On September 6, 2024, the court granted the potential lender’s motion for summary judgment and denied Proton Green’s cross-motion. We intend to appeal the ruling. No accrual has been recorded to the condensed consolidated financial statements because we are unable to conclude that an unfavorable outcome is probable.

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

We believe that the claims asserted in the Alpha Carta Litigation have no merit and intends to vigorously defend them. The Company has challenged the personal and subject matter jurisdiction, and the court has permitted the plaintiff to conduct limited jurisdictional discovery. We are unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, and accordingly, we have not accrued any liability associated with the Alpha Carta Litigation.

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

None that have not been previously reported in a SEC filing.

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

On November 21, 2023, we issued a convertible promissory note to each of Kips Bay Select LP (“Kips Bay 2023 Note”) and Cyber One, LTD (“Cyber One 2023 Note”), collectively referred to as the Holders, in the principal amount of $8,000,000 to each for an aggregate principal amount of $16,000,000. The Kips Bay 2023 Note and the Cyber One 2023 Note are collectively referred to as the “2023 Convertible Notes”. The 2023 Convertible Notes bore interest at a rate of 5% per annum due monthly and monthly repayments of $1,500,000 starting from January 21, 2024 and remaining outstanding balance due on July 21, 2024. See Note 7 – Debt, for more details. We are in default on the 2023 Convertible Notes.

On September 16, 2024, the Company entered into a Forbearance and Settlement Agreement (the “Forbearance Agreement”) with the Holders. Pursuant to the Forbearance Agreement, the Holders have agreed to forbear from exercising certain of its rights and remedies available as a result of existing defaults and events of defaults, against us under the 2023 Convertible Notes in exchange for (i) 1,708,320 shares of common stock to Kips Bay Select LP (the “Kips Bay Shares”), (ii) 1,254,986 shares of common stock to Cyber One LTD (the “Cyber One Shares”) and (iii) up to $13,700,000 in cash to the Holders, with $700,000 due on or before September 17, 2024; $4,000,000 due on or before October 15, 2024; $4,000,000 due on or before November 15, 2024; and $5,000,000 due on or before December 15, 2024. If the $5,000,000 due on or before December 15, 2024 is paid on or before November 15, 2024, such amount shall be reduced to $4,000,000. The Company issued the Kips Bay Shares and Cyber One Shares and issued the first payment of $700,000 on September 17, 2024.

On October 15, 2024, the Company entered into an amendment to the Forbearance Agreement (the “Amended Forbearance Agreement”) with the Holders. Pursuant to the Amended Forbearance Agreement , the Holders agreed to continue to forbear from exercising certain of its rights and remedies available as a result of existing defaults and events of defaults, against us under the 2023 Convertible Notes in exchange for (i) 850,000 shares of common stock to each Kips Bay Select LP and Cyber One LTD (the “Amendment Shares”) and (ii) $13,000,000 in cash to the Holders, with $1,00,000 due on October 15, 2024; $1,000,000 due on or before October 21, 2024; $4,000,000 due on or before November 15, 2024; and $7,000,000 due on or before December 15, 2024. The Company issued the Amendment Shares and issued the first payment of $1,000,000 on October 15, 2024.

On November 6, 2024, the Company entered into a second amendment to the Forbearance Agreement (the “Second Amended Forbearance Agreement”) with the Holders. Pursuant to the Second Amended Forbearance Agreement, the Holders agreed to continue to forbear from exercising certain of its rights and remedies available as a result of existing defaults and events of defaults, against the Company under the 2023 Convertible Notes in exchange for (i) 5,000,000 shares of common stock to each Kips Bay Select LP and Cyber One LTD (the “Second Amendment Shares”) and (ii) $14,600,000 in cash to the Holders, with $2,600,000 due on November 21, 2024 and $12,000,000 due on or before January 31, 2025. The Company issued the Second Amendment Shares on November 7, 2024. The Company has the ability to clawback up to 2,000,000 shares of common stock from each Kips Bay Select LP and Cyber One LTD by making timely payments under the terms of the Second Amended Forbearance Agreement.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Plans/Arrangements. During the quarter ended September 30, 2024, no director or Section 16 officer of Cyber App Solutions Corp. adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Material Changes to Board Nomination Procedures. On November 7, 2024, the shareholders of the Company approved the proposed amended and restated bylaws of the Company (the “Amended and Restated Bylaws”) to, among other things, adequately address the needs of the Company and update the existing bylaws so that they are in line with current industry standards for public companies. Among other matters, the amendments contained in the Amended and Restated Bylaws:

1.
clarify the procedures for holding annual meetings and special meetings;
2.
change the time required for giving notice to shareholders for meetings from not less than 10 days or more than 50 days before the date of the meeting to not less than 10 days nor more than 60 days before the date of each meeting;
3.
change the period of time that the Board (as defined below) may fix a record date from not less than 10 days nor more than 50 days prior to any meeting to not more than 60 nor less than 10 days before the date of such meeting, and clarify the procedures and requirements for when a record date is not fixed;
4.
extend the period of time that proxies are valid for;
5.
clarify the procedures and requirements for shareholders to bring forth Board nominations and shareholder proposals for shareholder meetings;
6.
provide the Board with the ability to increase the number of directors above 5;
7.
revise the percentage required to remove a director from a majority of the shares outstanding to not less than 2/3rds of the voting power of the issued and outstanding shares; and
8.
update the procedures and requirements for indemnification and include the option for the Board to include employees and other persons pursuant to an action by the Board.

The Amended and Restated Bylaws were previously adopted by the Board. The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 13, 2024.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1

Articles of Incorporation of the Company, as currently in effect (Incorporated by reference as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-254676) filed with the Securities and Exchange Commission on March 25, 2021)

3.2

Certificate of Designations of Rights, Powers, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock of Cyber App Solutions Corp. (Incorporated by reference as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41946) filed with the SEC on August 14, 2024)

3.3	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference as Exhibit 3.2 to the Registrant’s Form 10-Q (File No. 001-41946) filed with the SEC on August 19, 2024)
3.4

Certificate of Amendment to the Articles of Incorporation (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-254676) filed with the SEC on July 17, 2023)

3.5

Amended and Restated Bylaws of the Company, effective as of November 7, 2024 (incorporated by reference from the current report on Form 8K filed with the U.S Securities and Exchange Commission on November 13, 2024.)

10.1

Securities Purchase Agreement, dated as of August 8, 2024, by and among Cyber App Solutions Corp. and each purchaser identified thereto (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41946) filed with the SEC on August 14, 2024)

10.2

Registration Rights Agreement, dated August 8, 2024, between Cyber App Solutions Corp. and each of the several purchasers signatory thereto (Incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41946) filed with the SEC on August 14, 2024)

10.3

Forbearance and Settlement Agreement, dated September 16, 2024, by and between Cyber App Solutions Corp., Kips Bay Select LP, and Cyber One, Ltd. (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41946) filed with the SEC on September 20, 2024)

10.4

Amendment to Forbearance and Settlement Agreement, dated October 15, 2024, by and between Cyber App Solutions Corp., Kips Bay Select LP, and Cyber One, Ltd. (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41946) filed with the SEC on October 22, 2024)

10.5	Amendment to Forbearance and Settlement Agreement, dated November 6, 2024, by and between Cyber App Solutions Corp., Kips Bay Select LP, and Cyber One, Ltd.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 19, 2024	By:	/s/ Steven Looper
Steven Looper
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Kenneth Winters
Chief Financial Officer
(Principal Financial and Accounting Officer)